Form 10-Q
period 1995-06-30
UNIMED PHARMACEUTICALS INC
filed 1995-08-11
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                     FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.


           For Quarter Ended June 30, 1995  Commission file number 0-3390


                            UNIMED PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)



                                                  22-1685346
                   DELAWARE               (I.R.S. Employer
               (State or other            Identification Number)
     jurisdiction of incorporation or
     organization)

       2150 E. Lake Cook Rd., Buffalo                  60089
     Grove, Illinois                                (Zip Code)
        (Address of principal executive
     offices)

          Registrant's telephone number           (708) 541-2525
             including area code


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days:     Yes X   No.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

    Title of each class                   Number of shares outstanding
    Common Stock                                    6,129,411
    ($.25 par value)

                   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                                        Page Number


    PART I.  Financial Information

         ITEM 1.      Financial Statements

                      Consolidated Balance Sheets            3

                      Consolidated Statements of             5
                      Operations
                      Consolidated Statements of             6
                      Cash Flows
                      Notes to Consolidated                  7
                      Financial Statements

         ITEM 2.      Management's Discussion and            8
                      Analysis of Results of Operations and
                      Financial Condition


    PART II.   Other Information                            11


    SIGNATURE PAGE                                          12

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets

                                                 June 30,       December 31,
                                                 1995              1994
     ASSETS                                    (unaudited)
     Current assets:
     Cash and cash equivalents                  $ 6,356,812       $ 6,101,093
     Short-term investments                         505,165           511,363
     Receivables:
       Trade                                        958,318         1,086,298
       Other                                         56,889            61,947

         Total receivables                        1,015,207         1,148,245

     Inventories                                  4,642,918         2,433,561
     Prepaid expenses and other                     266,850           338,412

         Total current assets                    12,786,952        10,532,674

     Leasehold improvements and equipment         2,021,937         2,032,546
     Less accumulated depreciation and            1,027,752           934,916
     amortization

         Net                                        994,185         1,097,630

     Other                                          806,729           174,477

         Total assets                      $     14,587,866   $    11,804,781

            See accompanying notes to consolidated financial statements.

    Item 1 - Financial Statements
    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
    Consolidated Balance Sheets

                                                     June 30,         December 31,
                                                       1995              1994
                                                   (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                $   155,833       $   90,107
      Accrued liabilities                                 308,913          352,234
      Income taxes payable                                  - - -            9,963
      Due to Roxane                                     4,400,834        1,881,916

        Total current liabilities                       4,865,580        2,334,220

    Stockholders' equity:
       Common stock, $.25 par value;
       authorized 12,000,000 shares;
         issued and outstanding:  6,129,411             1,532,353        1,531,790
           and 6,127,161
      Additional paid-in capital                       17,058,285       17,052,661
      Accumulated deficit                             (8,909,105)
                                                                       (9,152,931)
      Accumulated foreign currency                         40,753           39,041
        translation adjustment

        Total stockholders' equity                      9,722,286        9,470,561

        Total liabilities and stockholders'      $     14,587,866   $   11,804,781
          equity


            See accompanying notes to consolidated financial statements.

    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
    Consolidated Statements of Operations
    Three and Six Months Ended June 30, 1995 and 1994
    (Unaudited)

                                   Three Months Ended           Six Months Ended
                                         June 30                     June 30
                                    1995         1994         1995         1994
 Net sales                       $ 1,974,520  $ 1,971,207 $ 3,962,267  $ 3,708,036
 Cost of sales                     1,040,677      878,462   2,064,699    1,677,675

 Gross profit                        933,843    1,092,745   1,897,568    2,030,361

 Operating and administrative        516,135      598,768   1,095,686    1,241,463
 expenses
 Sales and marketing expenses        272,449      657,643     542,912    1,323,559
 Research and development            129,390       83,020     243,378      157,145
 expenses, net

 Income (loss) from operations        15,869     (246,686)     15,592    (691,806)
 Interest income                     117,716       47,722     219,934      104,085

 Income (loss) before income         133,585     (198,964)    235,526    (587,721)
 taxes

 Income tax benefit                    - - -        - - -       8,300        - - -

 Net income (loss)                 $ 133,585  $ (198,964)   $ 243,826   $ (587,721)
 Net income (loss) per share       $     .02  $     (.03)   $     .04   $     (.10)

 Weighted average number of
 common and                        6,836,961    6,127,161   6,734,804    6,127,161
   common equivalent shares
 outstanding

            See accompanying notes to consolidated financial statements.

    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
    Consolidated Statements of Cash Flows
    Six Months Ended June 30, 1995 and 1994
    (Unaudited)
                                                    Six Months Ended
                                                       June 30
                                                  1995          1994
    Cash flows provided by (used in)
    operations:
    Net income (loss)                         $  243,826  $  (587,721)
    Adjustments to reconcile net income
    (loss) to net cash
      provided by operations:
      Depreciation and amortization               92,836       96,489
      Other                                        1,712         - - -
      Decrease (increase) in current             133,038      (20,156)
        receivables
      Decrease in notes receivable                 - - -        35,032
      (Increase) in inventories               (2,209,357)     (682,891)

      Decrease in prepaid expenses and other      71,562        89,173
      Increase (decrease) in payables and         12,442       (83,421)
        accrued liabilities
      Increase in due to Roxane                2,518,918       846,891
        Net cash provided by (used in)           864,977      (306,604)
          operating activities

    Cash flows (used in) investing
    activities:
      Sale (purchase) of equipment                10,609      (104,399)
      Net sale of short-term investments           6,198         - - -
      Investment in Romark Laboratories, L.C.   (500,000)        - - -
      Investment in Medisperse                     - - -       (82,985)
        Net cash (used in) investing            (483,193)     (187,384)
          activities

    Cash flows (used in) financing
    activities:
      Proceeds from issuance of stock              6,187         - - -
      Issuance of note receivable               (132,252)        - - -
        Net cash (used in) financing            (126,065)        - - -
          activities

    Increase (decrease) in cash and cash         255,719      (493,988)
      equivalents
    Cash and cash equivalents at beginning of  6,101,093     5,328,145
      period
    Cash and cash equivalents at end of     $  6,356,812  $  4,834,157
      period

    Supplemental disclosures of cash flow
    information:
    Cash paid during the period for:
      Income taxes                              $  1,663       $  - - -

            See accompanying notes to consolidated financial statements.

                   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   June 30, 1995
                                    (Unaudited)



    NOTE 1

    The consolidated financial information herein is unaudited, other than the Consolidated Balance Sheet at December 31, 1994, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the "Company"), its wholly-owned subsidiaries, Unimed Canada, Inc. and Unimed Technology Management, Inc.

    In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six-month period ended June 30, 1995 and 1994.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's 1994 annual report on Form 10-K filed with the Securities and Exchange Commission.

    Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

    Net sales of the Company for the six months ended June 30, 1995 of $3,962,267 were $254,231 or 7% higher than net sales of $3,708,036 for the six months ended June 30, 1994. The Company's net income was $243,826 or four cents per share for the six months ended June 30, 1995. Net loss for the six months ended June 30, 1994 was $587,721 or ten cents per share.

    Marinol[R] (dronabinol) sales increased $353,353 or 12% to $3,294,060, due to increased demand in the HIV market and a price increase.

    Serc[R] (betahistine HCl) sales increased $12,441 or 3% to $499,557 for the six months ended June 30, 1995 due to a combination of increased Serc[R] sales in Canada and a slight decrease in sales volume from foreign contracts.

    Interest income increased to $219,934 in the six month period ended June 30, 1995, $115,849 higher than in the six month period ended June 30, 1994 primarily due to higher interest rates and higher invested cash balances.

    Cost of sales increased by $387,024 for the six month period ended June 30, 1995 compared to the six month period ended June 30, 1994, or an increase of 23%. Cost of sales expressed as a percent of sale increased 15% over the same period in 1994. The increase in cost of sales is principally due to higher volume and to establishing a provision for Marinol[R] royalty payment adjustments associated with Medicaid rebates paid by the Company's distributor, Roxane Laboratories, Inc.

    Operating and administrative expenses decreased in the six month period ended June 30, 1995 by $145,777 or 12%. As a percentage of net sales, operating and administrative expenses decreased 17%. This decrease was a result of discontinuing active marketing of the OTC products.

    Sales and marketing expenses decreased $780,647 or 59% in the six month period ended June 30, 1995. As a percentage of net sales, sales and marketing expense decreased 62%. The six month period ended June 30, 1994 included significant advertising and promotional expenditures associated with the OTC product line. Early in 1995, the Company elected to discontinue the OTC product line and to concentrate on current prescription products and new proprietary pharmaceutical development. The Company eliminated advertising, promotion, direct mail and telemarketing operations associated with the OTC product line, and is concentrating sales and marketing activities on promotion of Marinol[R] through its dedicated HIV/AIDS specialty sales force.

    Net research and development expenses in the six month period ended June 30, 1995 were $243,378 as compared to $157,145 in the six month period ended June 30, 1994 primarily due to increased spending on Phase IV Marinol[R]
    clinical trials.   Marinol[R]  clinical trial  expenses are  shared  by the
    Company's distributor. As a percentage of net sales, research and development costs were 6% as compared to 4% in the six month period ended June 30, 1994. The Company expects research and development expenses to increase following implementation of its in-licensing program. The Company began implementing this program when it recently announced that it licensed a new product, Nitazoxanide (NTZ), which treats a broad spectrum of parasitic infections.

    In late 1994, the Company announced it will focus its resources on further development of existing prescription products and that it will seek to acquire and develop complementary late stage development compounds which have the potential to be marketed in concentrated niche markets. The Company believes that its sales and marketing expertise, its experience in development of new products, and its knowledge of and contacts within the pharmaceutical industry will help to expand its development pipeline and future new product introductions.


    Three Months Ended June 30, 1995 vs. Three Months Ended June 30, 1994

    Net sales of the Company for the three months ended June 30, 1995 of $1,974,520 were slightly higher than net sales of $1,971,207 for the three months ended June 30, 1994. The Company's net income was $133,585 or two cents per share for the three months ended June 30, 1995. Net loss for the three months ended June 30, 1994 was $198,964 or three cents per share.

    Marinol[R] (dronabinol) sales increased 5% to $1,641,468, due to increased demand in the HIV market and a price increase.

    Serc[R] (betahistine HCl) sales decreased $9,551 or 3% to $270,797 for the three months ended June 30, 1995 due to decreased sales volume from foreign contracts.

    Interest income increased to $117,716 in the three month period ended June 30, 1995, $69,994 higher than in the three month period ended June 30, 1994 primarily due to higher interest rates and higher invested cash balances.

    Cost of sales increased by $162,215 for the three month period ended June 30, 1995 compared to the three month period ended June 30, 1994, or an increase of 18%. The increase in cost of sales is principally due to establishing a provision for Marinol[R] royalty payment adjustments associated with Medicaid rebates paid by the Company's distributor, Roxane Laboratories, Inc.

    Operating and administrative expenses decreased in the three month period ended June 30, 1995 by $82,633 or 14%. As a percentage of net sales, operating and administrative expenses decreased 14%. This decrease was a result of discontinuing active marketing of the OTC products.

    Sales and marketing expenses decreased $385,194 or 59% in the three month period ended June 30, 1995. As a percentage of net sales, sales and marketing expense decreased 59%. The three month period ended June 30, 1994 included advertising and promotional expenditures associated with the OTC product line. In early 1995, the Company eliminated advertising, promotion, direct mail and telemarketing operations associated with the OTC product line, and is concentrating sales and marketing activities on promotion of Marinol[R] through its dedicated HIV/AIDS specialty sales force.

    Net research and development expenses in the three month period ended June 30, 1995 were $129,390 as compared to $83,020 in the three month period ended June 30, 1994 primarily due to increased spending on Phase IV Marinol[R] clinical trials. The Company expects research and development expenses to increase following implementation of its in-licensing program.


    Liquidity

    At June 30, 1995, the Company had cash, cash equivalents and short-term investments of $6,861,977, compared to $6,612,456 at December 31, 1994, an increase of $249,521. On a year-to-year basis, comparing June 30, 1995 with the same date in 1994, cash and cash equivalents increased by $1,260,199.

    The Company generated net cash from operations totaling $864,977 for the six month period ended June 30, 1995. Inventories increased by $2,209,357 or 91% for the six month period ended June 30, 1995, as the Company accepted annual delivery of Delta-9 tetrahydrocannabinol, the active component in Marinol[R], from its contract manufacturer. Marinol[R] constitutes approximately 90% of total inventory and 33% of total assets. Marinol[R] inventories normally are depleted throughout the year until delivery of the new annual production lot.

    The Company's distributor advances funds to the Company required to maintain Marinol[R] inventories. During the six month period ended June 30, 1995, the distributor advanced the Company approximately $2,500,000. The current liability, Due to Roxane, is relieved on a quarterly basis from royalties remitted to the Company. The reduction in the quarterly royalty payment corresponds to the cost of Marinol[R] inventory sold during the quarter. The Company expects to further increase Marinol[R] bulk inventory levels, via the 1995 production run, in order to replace current consumption and maintain adequate safety stocks.

    In June 1995, the Company began implementing its new in-licensing strategy when it announced that it licensed a new product, Nitazoxanide (NTZ), which treats a broad spectrum of parasitic infections. Upon signing the license agreement with Romark Laboratories, L.C., the Company invested $500,000 in Romark in exchange for a 5% equity interest. The Company will invest as much as an additional $500,000 in Romark in exchange for a further 5% equity interest upon attainment of certain development milestones relating to NTZ.

     PART II - OTHER INFORMATION


    Item 1.        Legal Proceedings              None


    Item 2.        Changes in Securities          None


    Item 3.        Defaults Upon Senior           None
                     Securities

    Item 4.        Submission of Matters to Vote
                     of Security Holders

    On April 28, 1995, at the Annual Meeting of Stockholders, the Stockholders elected one Outside Director and re-elected one Outside Director. The results of the shareholder vote are shown below.
                                          Abstention   Broker
                         For     Against      s/        Non-
                                           Withheld    votes
    Fred Holubow      4,810,559     0      454,277       0

    James J. Lempenau 4,810,759     0      454,077       0



    Item 5.        Other Information              None


    Item 6.        Exhibits and Reports  on Form
                   8-K

                       (a)  Exhibits              None
                       (b)  Reports on Form 8-K   None

                                   SIGNATURE PAGE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNIMED PHARMACEUTICALS, INC.






    Date:  August 11, 1995        By:  /s/  Stephen M. Simes
                                       Stephen M. Simes
                                       President and Chief Executive Officer

    Date:  August 11, 1995         By:  /s/ David E. Riggs
                                       David E. Riggs
                                       Senior Vice President, Chief Financial
                                         Officer, Secretary and Treasurer