Form 10-Q
period 1995-03-31
UNIMED PHARMACEUTICALS INC
filed 1995-08-18
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

           For Quarter Ended March 31, 1995  Commission file number 0-3390

                            UNIMED PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)

                  DELAWARE                        22-1685346
             (State or other                  (I.R.S. Employer
   jurisdiction of incorporation or       Identification Number)
   organization)

        2150 E. Lake Cook Rd.,
   Buffalo Grove, Illinois                           60089
   (Address of principal executive                (Zip Code)
   offices)


          Registrant's telephone number            (708) 541-2525
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

        Title of each class                Number of shares outstanding
           Common Stock                              6,127,161
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

     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets
     (Unaudited)

                                              March 31,   December 31,
                                                 1995         1994
     ASSETS
     Current assets:
     Cash and cash equivalents               $ 6,290,696    $ 6,101,093
     Short-term investments                      508,264        511,363
     Receivables:
       Trade                                     964,392      1,086,298
       Other                                      80,543         61,947

         Total receivables                     1,044,935      1,148,245

     Inventories                               4,937,550      2,433,561
     Prepaid expenses                            292,873        338,412

         Total current assets                 13,074,318     10,532,674

     Leasehold improvements and equipment      2,021,937      2,032,546
     Less accumulated depreciation and           979,971        934,916
     amortization

         Net                                   1,041,966      1,097,630

     Other                                       306,729        174,477
         Total assets                       $ 14,423,013   $ 11,804,781


            See accompanying notes to consolidated financial statements.


     Item 1 - Financial Statements
     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets
     (Unaudited)

                                                   March 31,  December 31,
                                                     1995         1994
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                              $   70,594   $   90,107
     Accrued liabilities                              325,938      352,234
     Income taxes payable                               - - -        9,963
     Due to Roxane                                  4,443,653    1,881,916

       Total current liabilities                    4,840,185    2,334,220

   Stockholders' equity:
     Common stock, $.25 par value; authorized
      12,000,000 shares;
     issued and outstanding:  6,127,161             1,531,790    1,531,790

     Additional paid-in capital                    17,052,661   17,052,661
     Accumulated deficit                           (9,042,690)  (9,152,931)
     Accumulated foreign currency translation          41,067       39,041
       adjustment

       Total stockholders' equity                   9,582,828    9,470,561

       Total liabilities and stockholders'       $ 14,423,013 $ 11,804,781
        equity

            See accompanying notes to consolidated financial statements.

     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Statements of Operations
     Three Months Ended March 31, 1995 and 1994
     (Unaudited)
                                               March 31,   March 31,
                                                 1995        1994
     Net sales                               $ 1,987,747  $ 1,736,829
     Cost of sales                             1,024,022      799,213
     Gross profit                                963,725      937,616

     Operating and administrative expenses       579,551      642,695
     Sales and marketing expenses                270,463      665,917
     Research and development expenses, net      113,988       74,124

     (Loss) from operations                         (277)    (445,120)
     Interest income                             102,218       56,363

     Income (loss) before income taxes           101,941     (388,757)

     Income tax benefit                            8,300        - - -

     Net income (loss)                         $ 110,241   $ (388,757)
     Net income (loss) per share               $     .02   $     (.06)

     Weighted average number of common and
       common equivalent shares outstanding    6,509,002    6,127,161

            See accompanying notes to consolidated financial statements.


     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1995 and 1994
     (Unaudited)

                                               March 31,   March 31,
                                                 1995        1994
     Cash flows provided by operations:
     Net income (loss)                        $  110,241   $ (388,757)
     Adjustments to reconcile net income
     (loss) to net cash
       provided by operations:
       Depreciation and amortization              45,055       47,764
       Other                                       2,026        - - -
       Decrease in current receivables           103,310      218,332
       Decrease in notes receivable                - - -       35,032
       (Increase) in inventories              (2,503,989)  (1,072,754)
       Decrease in prepaid expenses               45,539       12,232
       (Decrease) increase in payables and
         accrued liabilities                     (55,772)      26,333
       Increase in due to Roxane               2,561,737    1,167,152
         Net cash provided by operating
           activities                            308,147       45,334
     Cash flows provided by (used in)
       investing activities:
       Sale (purchase) of equipment               10,609      (72,773)
       Net sale of short-term investments          3,099        - - -
       Investment in Medisperse                    - - -     (102,776)
         Net cash provided by (used in)
          investing activities                    13,708     (175,549)
     Cash flows (used in) financing
      activities:
       Issuance of note receivable              (132,252)       - - -

        Net cash (used in) financing
           activities                           (132,252)       - - -

     Increase (decrease) in cash and cash
      equivalents                                189,603     (130,215)
     Cash and cash equivalents at beginning
      of period                                6,101,093    5,328,145
     Cash and cash equivalents at end of
      period                                 $ 6,290,696  $ 5,197,930


     Supplemental disclosures of cash flow
     information:
     Cash paid during the period for:
       Income taxes                            $   1,663    $   - - -

            See accompanying notes to consolidated financial statements.

                    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1995
                                     (Unaudited)


     NOTE 1

     The consolidated financial information herein is unaudited, other than the Consolidated Balance Sheet at December 31, 1994, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the ``Company"), its wholly-owned subsidiaries, Unimed Canada, Inc. and Unimed Technology Management, Inc.

     In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1995 and the results of operations and changes in cash flows for the three-month period then ended.

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

     Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION


     Results of Operations

     Three Months Ended March 31, 1995 vs. Three Months Ended March 31, 1994

     Net sales of the Company for the three months ended March 31, 1995 (the "Fiscal 1995 Period") of $1,987,747 were $250,918 or 14% higher than net sales of $1,736,829 for the three months ended March 31, 1994 (the "Fiscal 1994 Period"). The Company's net income was $110,241 or two cents per share for the Fiscal 1995 Period. Net loss for the Fiscal 1994 Period was $388,757 or six cents per share.

     Marinol[R] (dronabinol) sales increased 20% to $1,652,592, due to increased demand in the HIV market.

     Serc[R] (betahistine HCl) sales increased $21,993 or 11% to $228,760 for the three months ended March 31, 1995 due to increased sales volume under foreign contracts.

     Over-the-counter (OTC) products, which include Ondrox[TM], a sustained release nutritional supplement, and the MucoCare[TM] line of products which include MouthKote[TM] and the related line extensions, contributed
     $106,395 to net sales in the Fiscal 1995 Period. Net sales from these products in the Fiscal 1994 Period were $157,182. Net sales decreased $50,787 or 32% due to termination of advertising and promotional programs relating to the OTC products.

     Interest income increased to $102,218 in the Fiscal 1995 Period, $45,855 higher than in the Fiscal 1994 Period primarily due to higher interest rates and higher invested cash balances.

     Cost of sales increased by $224,809 for the three month period ended March 31, 1995 compared to the three month period ended March 31, 1994, or an increase of 28%. Cost of sales expressed as a percent of sale increased 12% over the same period in 1994. The increase in cost of sales is principally due to higher volume and to Marinol[R] royalty payment adjustments associated with state Medicaid rebates paid by the Company's distributor, Roxane Laboratories, Inc.

     Operating and administrative expenses decreased in the Fiscal 1995 Period by $63,144 or 10%. As a percentage of net sales, operating and administrative expenses decreased 21%. This decrease was a result of downsizing the Company's sales and administration staff in connection with discontinuing active marketing of the OTC products. The Company expects to continue to distribute the OTC product line as long as inventory remains.

     Sales and marketing expenses decreased $395,454 or 59% in the Fiscal 1995 Period. As a percentage of net sales, sales and marketing expense decreased 64%. The Fiscal 1994 Period included significant advertising and promotional expenditures associated with the OTC product line. Early in 1995, the Company elected to discontinue the OTC product line and to concentrate on current prescription products and new proprietary pharmaceutical development. The Company eliminated advertising, promotion, direct mail and telemarketing operations associated with the OTC product line, and is concentrating sales and marketing activities on promotion of Marinol[R] through its dedicated HIV specialty sales force.

     Net research and development expenses in the Fiscal 1995 Period were $113,988 as compared to $74,124 in the Fiscal 1994 Period primarily due to increased spending on Phase IV Marinol[R] clinical trials. Marinol[R] clinical trial expenses are shared by the Company's distributor. In addition, the Company added a new clinical management staff including a vice president of clinical and regulatory affairs in December 1994 to support the current and new clinical development programs. As a percentage of net sales, research and development costs were 6% as compared to 4% in the three month period ended March 31, 1994. The Company expects research and development expenses to increase following the successful completion of its in-licensing program.

     The Company recently announced it will focus its resources on further development of existing prescription products and that it will seek to acquire and develop complementary late stage development compounds which have the potential to be marketed in concentrated niche markets. The Company believes that its sales and marketing expertise, its experience in development of new products, and its knowledge of and contacts within the pharmaceutical industry will help to expand its development pipeline and future new product introductions.

     Liquidity


     At March 31, 1995, the Company had cash, cash equivalents and short-term investments of $6,798,960, compared to $6,612,456 at December 31, 1994, an increase of $186,504. On a year-to-year basis, comparing March 31, 1995 with the same period in 1994, cash and cash equivalents increased by $1,092,766.

     The Company generated net cash from operations totaling $308,147 for the quarter ended March 31, 1995. Marinol[R] inventories increased by approximately $2,503,989 or 103% for the quarter ended March 31, 1995, as the Company accepted annual delivery of Delta-9 tetrahydrocannabinol, the active component in Marinol[R], from its contract manufacturer. Marinol[R] constitutes approximately 90% of total inventory and 30% of total assets. Marinol[R] inventories normally are depleted throughout the year until delivery of the new annual production lot.

     The Company's distributor advances funds to the Company required to maintain Marinol[R] inventories. During the quarter, the distributor advanced the Company approximately $2,600,000. The current liability, Due to Roxane, is relieved on a quarterly basis from royalties remitted to the Company. The reduction in the quarterly royalty payment corresponds to the cost of Marinol[R] inventory sold during the quarter. The Company expects to further increase Marinol[R] bulk inventory levels, via the 1995 production run, in order to replace current consumption and maintain adequate safety stocks.

     PART II - OTHER INFORMATION


        Item 1.       Legal Proceedings             None

        Item 2.       Changes in Securities         None

        Item 3.       Defaults Upon Senior          None
                      Securities

        Item 4.       Submission of Matters to
                      Vote of Security Holders      None

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




                                    UNIMED PHARMACEUTICALS, INC.






     Date:   May 12, 1995           By: ________/s/  Stephen M. Simes_______
                                        Stephen M. Simes
                                        President and Chief Executive Officer




     Date:   May 12, 1995           By: _________/s/ David E. Riggs_________
                                        David E. Riggs
                                        Senior Vice President, Chief Financial
                                          Officer, Secretary and Treasurer