Form 10-Q
period 1995-09-30
UNIMED PHARMACEUTICALS INC
filed 1995-11-02
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


        For Quarter Ended September 30, 1995  Commission file number 0-3390


                           UNIMED PHARMACEUTICALS, INC.
              (Exact name of registrant as specified in its charter)



                   DELAWARE                          22-1685346
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification Number)

            2150 E. Lake Cook Rd.,                     60089
           Buffalo Grove, Illinois                   (Zip Code)
           (Address of principal
             executive offices)

           Registrant's telephone number           (708) 541-2525
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
              Title of each class            Number of shares outstanding
                 Common Stock                          6,244,011
               ($.25 par value)

                       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES



                                                                    Page
                                                                   Number


     PART I.  Financial Information

                       Financial Statements
          ITEM 1.
                       Consolidated Balance Sheets                    3

                       Consolidated Statements of Operations          5

                       Consolidated Statements of Cash Flows          6

                       Notes to Consolidated Financial Statements     7


                       Management's Discussion and Analysis           8
          ITEM 2.        of Results of Operations and Financial
                         Condition


     PART II.  Other Information                                     12

     SIGNATURE PAGE                                                  13

            PART I - FINANCIAL INFORMATION

            Item 1 - Financial Statements
            UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Consolidated Balance Sheets


                                            September 30,     December 31,
                                                1995             1994
     ASSETS                                  (unaudited)
     Current assets:
     Cash and cash equivalents               $  7,367,064    $  6,101,093
     Short-term investments                       502,066         511,363
     Receivables:
       Trade                                    1,203,544       1,086,298
       Other                                      535,884          61,947

         Total receivables                      1,739,428       1,148,245

     Inventories                                4,074,186       2,433,561
     Prepaid expenses and other                   162,597         338,412

         Total current assets                  13,845,341      10,532,674

     Leasehold improvements and equipment       2,004,297       2,032,546
     Less accumulated depreciation and
       amortization                             1,068,379         934,916

         Net                                      935,918       1,097,630

     Other                                      1,049,398         174,477

         Total assets                       $  15,830,657   $  11,804,781

         See accompanying notes to consolidated financial statements.

       Item 1 - Financial Statements
       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
       Consolidated Balance Sheets

                                                September 30,  December 31,
                                                    1995           1994
                                                 (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable                            $    129,661  $    90,107
       Accrued liabilities                            350,698      352,234
       Income taxes payable                             - - -        9,963
       Due to Roxane                                4,043,154    1,881,916
       Research and development advances            1,000,000        - - -

         Total current liabilities                  5,523,513    2,334,220

     Stockholders' equity:
       Common stock, $.25 par value;
         authorized 12,000,000 shares;
         issued and outstanding:  6,244,011
         and 6,127,161                              1,561,003    1,531,790
       Additional paid-in capital                  17,468,494   17,052,661
       Accumulated deficit                         (8,762,891)  (9,152,931)
       Accumulated foreign currency translation
         adjustment                                    40,538       39,041

         Total stockholders' equity                10,307,144    9,470,561

         Total liabilities and stockholders'
           equity                                $ 15,830,657 $ 11,804,781


                See accompanying notes to consolidated financial statements.


          UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
          Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1995 and 1994
          (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                     1995        1994        1995       1994
   Net sales                     $2,386,350  $2,104,063  $6,348,617  $5,812,099
   Cost of sales                  1,352,403     905,142   3,417,102   2,582,817

   Gross profit                   1,033,947   1,198,921   2,931,515   3,229,282

   Operating and administrative
     expenses                       525,285     430,578   1,620,971   1,672,041
   Sales and marketing expenses     253,669     454,194     796,581   1,777,754
   Research and development
     expenses, net                  209,426      89,533     452,804     246,678

   Income (loss) from operations     45,567     224,616      61,159    (467,191)

   Interest income                  100,647      68,123     320,581     172,208

   Income (loss) before income
     taxes                          146,214     292,739     381,740    (294,983)

   Income tax benefit                 - - -       - - -       8,300       - - -

   Net income (loss)              $ 146,214   $ 292,739   $ 390,040   $(294,983)

   Net income (loss) per share    $     .02   $     .05   $     .06   $    (.05)

   Weighted average number of
   common and common equivalent
     shares outstanding           7,170,048   6,127,161   7,004,913   6,127,161

            See accompanying notes to consolidated financial statements.


       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
       Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1995 and 1994
       (Unaudited)
                                                      Nine Months Ended
                                                        September 30
                                                     1995          1994
       Cash flows provided by operations:
       Net income (loss)                         $  390,040    $ (294,983)
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operations:
         Depreciation and amortization              133,463       144,302
         Other                                         (334)        - - -
         (Increase) decrease in current
           receivables                              (89,351)       54,668
         Decrease in notes receivable                 - - -        35,032
         Increase in inventories                 (1,640,625)     (266,873)
         Decrease in prepaid expenses and other     175,815        53,898
         Increase in payables and accrued
           liabilities                               28,054       206,822
         Increase in due to Roxane                2,161,238       420,979
           Net cash provided by operating
             activities                           1,158,300       353,845

       Cash flows (used in) investing
         activities:
         Sale (purchase) of equipment                28,249      (121,558)
         Net sale of short-term investments           9,297         - - -
         Investment in Romark Laboratories, L.C.   (500,000)        - - -
         Investment in Medisperse                    50,000       (82,985)
           Net cash (used in) investing
            activities                             (412,454)     (204,543)

       Cash flows (used in) financing
         activities:
         Proceeds from issuance of stock            152,377         - - -
         Issuance of note receivable               (132,252)        - - -
         Research and development advances - net    500,000         - - -
           Net cash provided by financing
             activities                             520,125         - - -

       Increase in cash and cash equivalents      1,265,971       149,302
       Cash and cash equivalents at beginning of
         period                                   6,101,093     5,328,145
       Cash and cash equivalents at end of
         period                                 $ 7,367,064   $ 5,477,447


       Supplemental disclosures of cash flow
         information:
       Cash paid during the period for:
         Income taxes                           $     1,663   $     - - -

             See accompanying notes to consolidated financial statements.

                       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                                     September 30, 1995
                                        (Unaudited)
      NOTE 1

      The consolidated financial information herein is unaudited, other than the Consolidated Balance Sheet at December 31, 1994, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the``Company''), its wholly-owned subsidiaries, Unimed Canada, Inc. and Unimed Technology Management, Inc.

      In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine month periods ended September 30, 1995 and 1994.

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

          Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                             OPERATIONS AND FINANCIAL CONDITION
          Results of Operations

          Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

          Net sales of the Company for the nine months ended September 30, 1995 of $6,348,617 were $536,518 or 9% higher than net sales of $5,812,099 for the nine months ended September 30, 1994. The Company's net income was $390,040 or six cents per share for the nine months ended September 30, 1995, compared with a net loss for the nine months ended September 30, 1994 of $294,983 or five cents per share.

          Marinol[R] (dronabinol) sales increased $732,081 or 16% to $5,359,500, due to increased demand in the U.S. HIV market, expansion into non-U.S. markets and a price increase.

          Serc[R] (betahistine HCl) sales decreased $11,271 or 1% to $771,270 for the nine months ended September 30, 1995 due to a decrease in sales volume from foreign contracts.

          Interest income increased to $320,581 in the nine month period ended September 30, 1995, $148,373 higher than in the nine month period ended September 30, 1994 primarily due to higher interest rates and higher invested cash balances.

          Cost of sales increased by $834,285 for the nine month period ended September 30, 1995 compared to the nine month period ended September 30, 1994, or an increase of 32%. Cost of sales expressed as a percent of sale increased 21% over the same period in 1994. The increase in cost of sales is principally due to higher volume and to an increase to the allowance for Marinol[R] Medicaid rebates paid by the Company's distributor, Roxane Laboratories, Inc.

          Operating and administrative expenses decreased in the nine month period ended September 30, 1995 by $51,070 or 3%. As a percentage of net sales, operating and administrative expenses decreased 11%. This decrease was a result of discontinuing active marketing of the Company's OTC product line.

          Sales and marketing expenses decreased $981,173 or 55% in the nine month period ended September 30, 1995. As a percentage of net sales, sales and marketing expense decreased 59%. The nine month period ended September 30, 1994 included significant advertising and promotional expenditures associated with the OTC product line. Early in 1995, the Company elected to de-emphasize the OTC product line and to concentrate on current prescription products and new proprietary pharmaceutical development. The Company eliminated advertising, promotion, direct mail and telemarketing operations associated with the OTC product line, and is concentrating sales and marketing activities on the promotion of Marinol[R] through its dedicated HIV/AIDS specialty sales force.

          Net research and development expenses in the nine month period ended September 30, 1995 were $452,804 as compared to $246,678 in the nine month period ended September 30, 1994, primarily due to increased spending on Phase IV Marinol[R] clinical trials. Marinol[R] clinical trial expenses are shared by the Company's distributor. As a percentage of net sales, research and development costs were 7% as compared to 4% in the nine month period ended September 30, 1994. The Company expects research and development expenses to increase following implementation of its in-licensing program. The Company began implementing this program when it recently announced that it licensed a new product which treats a broad spectrum of parasitic infections, Nitazoxanide (NTZ), and two new products for the treatment of testosterone deficiency in men.

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

          Three Months Ended September 30, 1995 vs. Three Months Ended September 30, 1994

          Net sales of the Company for the three months ended September 30, 1995 of $2,386,350 were $282,287 or 13% higher than net sales of $2,104,063 for the three months ended September 30, 1994. The Company's net income was $146,214 or two cents per share for the three months ended September 30, 1995. Net income for the three months ended September 30, 1994 was $292,739 or five cents per share. The results of operations for each of the three month periods ended September 30 do not include a provision for income taxes as the Company has utilized existing net operating loss carryforwards.

          Marinol[R] (dronabinol) sales increased $378,727 or 22% to $2,065,440, due to increased demand in the U.S. HIV market, expansion into non-U.S markets and a price increase.

          Serc[R] (betahistine HCl) sales decreased $23,711 or 8% to $271,713 for the three months ended September 30, 1995 due to decreased sales volume from foreign contracts.

          Interest income increased to $100,647 in the three month period ended September 30, 1995, $32,524 higher than in the three month period ended September 30, 1994 primarily due to higher interest rates and higher invested cash balances.

          Cost of sales increased by $447,261 for the three month period ended September 30, 1995 compared to the three month period ended September 30, 1994, or an increase of 49%. The increase in cost of sales is principally due to higher volume and to an increase to the allowance for Marinol[R] Medicaid rebates paid by the Company's distributor, Roxane Laboratories, Inc.

          Operating and administrative expenses increased in the three month period ended September 30, 1995 by $94,707 or 22%. As a percentage of net sales, operating and administrative expenses increased 8%. This increase was a result of increased expenses related to the implementation of the Company's in-licensing program.

          Sales and marketing expenses decreased $200,525 or 44% in the three month period ended September 30, 1995. As a percentage of net sales, sales and marketing expense decreased 51%. The three month period ended September 30, 1994 included advertising and promotional expenditures associated with the OTC product line. In early 1995, the Company eliminated advertising, promotion, direct mail and telemarketing operations associated with the OTC product line, and is concentrating sales and marketing activities on the promotion of Marinol[R] through its dedicated HIV/AIDS specialty sales force.

          Net research and development expenses in the three month period ended September 30, 1995 were $209,426 as compared to $89,533 in the three month period ended September 30, 1994, primarily due to increased spending on Phase IV Marinol[R] clinical trials. The Company expects research and development expenses to increase following implementation of its in-licensing program.

          Liquidity

          At September 30, 1995, the Company had cash, cash equivalents and short-term investments of $7,869,130, compared to $6,612,456 at December 31, 1994, an increase of $1,256,674.

          The Company generated net cash from operations totaling $1,158,300 for the nine month period ended September 30, 1995. Inventories increased by $1,640,625 or 67% for the nine month period ended September 30, 1995, as the Company accepted annual delivery of Delta-9 tetrahydrocannabinol, the active component in Marinol[R], from its contract manufacturer. Marinol[R] constitutes approximately 90% of total inventory and 25% of total assets. Marinol[R] inventories normally are depleted throughout the year until delivery of the new annual production lot.

          The Company's distributor advances funds to the Company required to maintain Marinol[R] inventories. During the nine month period ended September 30, 1995, the distributor advanced the Company approximately $2,500,000. The current liability, Due to Roxane, is relieved on a quarterly basis from royalties remitted to the Company. The reduction in the quarterly royalty payment corresponds to the cost of Marinol[R] inventory sold during the quarter. The Company expects to further increase Marinol[R] bulk inventory levels, via the 1995 production run, in order to replace current consumption and maintain adequate inventory levels.

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

          The Company continued to implement its new in-licensing program when it announced in August 1995, that it licensed two new products for treatment of testosterone deficiency in men. As part of the agreement, the Company has received $500,000 and will receive an additional $500,000 in January 1996 in research and development payments from Besins Iscovesco of Paris, France, a company that specializes in gel formulations for topical administration of systemic drugs. These research and development advances will offset expenses related to the drug development program.

        PART II - OTHER INFORMATION


       Item 1.        Legal Proceedings                 None


       Item 2.        Changes in Securities             None


       Item 3.        Defaults Upon Senior
                        Securities                      None

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


                                 UNIMED PHARMACEUTICALS,INC.






      Date: November 2, 1995     By: /s/ Stephen M. Simes
                                         Stephen M. Simes
                                         President and Chief Executive Officer




      Date: November 2, 1995     By: /s/ David E. Riggs
                                         David E. Riggs
                                         Senior Vice President, Chief Financial
                                           Officer, Secretary and Treasurer