Form 10-K
period 1995-12-31
UNIMED PHARMACEUTICALS INC
filed 1996-04-01
CIK 100759

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-3390

                          UNIMED PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   22-1685346
                                (I.R.S. Employer
                             Identification Number)

                             2150 E. LAKE COOK RD.,
                            BUFFALO GROVE, ILLINOIS
                    (Address of principal executive offices)
                                     60089
                                   (Zip Code)

       Registrant's telephone number, including area code: (847) 541-2525

          Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS ON WHICH REGISTERED                NAME OF EACH EXCHANGE
- --------------------------------------------------------------------------------------------
                     None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.25 PAR VALUE
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:     YES /X/  NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF MARCH 8, 1996 -- 8,570,886.

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING PRICE ON MARCH 8, 1996, WAS $61,067,563.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE DEFINITIVE PROXY STATEMENT (TO BE FILED PURSUANT TO REGULATION 14A) FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 2, 1996, IS INCORPORATED BY REFERENCE IN PART III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Unimed Pharmaceuticals, Inc. and its consolidated subsidiaries (the Company) develops and markets prescription pharmaceutical products. Currently the Company promotes one approved drug and is developing others targeted for the HIV/AIDS, endocrinology, and urology markets. The Company developed and promotes Marinol(R) through a specialty sales force in the U.S. to AIDS-treating physicians. Marinol is sold in international markets through the Company's foreign licensees. The Company is a Delaware corporation and is successor to a firm incorporated in 1948.

     The Company's business strategy is to in-license and develop drugs that have, at a minimum, successfully completed milestones required to begin human clinical testing. The Company expects to acquire a diversified portfolio of late-stage development products in several therapeutic classes. During 1995, the Company licensed development and marketing rights to an anti-parasitic drug and two hormone replacement drugs that meet these criteria.

     The Company expects to actively pursue new late-stage development in-licensing opportunities in the foreseeable future. In addition, the Company intends to acquire approved products that are or can be marketed in the U.S. After the close of 1995, the Company completed a private placement of its common stock, generating funds to be used primarily to accelerate product acquisition activities.

     The Company believes that its focus on serving "niche" markets in which relatively few physicians treat affected patients, allows a small specialty sales force to reach the targeted physicians. The Company expects to expand its sales force as products are approved and new business opportunities arise.

     The Company's products and clinical development supplies are manufactured through contractors, using specialized equipment, which in one case is owned by the Company. The Company believes that well qualified contract manufacturers are available to produce both currently marketed drugs and those now under development. Consequently, the Company expects to continue to utilize contract manufacturing in the foreseeable future.

     In 1994, a new President and Chief Executive Officer was hired and a new business strategy was developed. In 1995, the Company stopped distributing several over-the-counter (OTC) nutritional and palliative care products, in order to concentrate on the prescription pharmaceutical market. For the same reason, the Company also converted its equity interest in Medisperse L.P. into a product royalty agreement.

     In connection with the Company's in-licensing program, it entered into agreements in which the licensors provided the Company with non-refundable research and development payments.

MARINOL (DRONABINOL)

     Marinol was first approved for marketing by the Food and Drug Administration (FDA) in 1985 for treating nausea and vomiting associated with cancer chemotherapy in patients failing to respond adequately to conventional antiemetic treatments. In 1992, the FDA approved for marketing a second indication for Marinol: treating anorexia associated with weight-loss in patients with AIDS.

     Marinol is given orally in a round soft gelatin capsule. The active ingredient, dronabinol, is a naturally occurring chemical found in Cannabis Sativa L. (marijuana). However, Marinol is chemically synthesized to maximize purity and consistency. Cannabinoid plants were among the first medicinals used by man, believed to be used over the last 5,000 years as stimulants, antidepressants and analgesics. Cannabinoids have been used as muscle relaxants to counter spasms, convulsions and insomnia. The Company began systematic study of the therapeutic properties of Marinol in the 1980s.

Use of Marinol in Cancer

     Marinol has been shown to be an effective oral anti-emetic (relieving drug-induced nausea and vomiting) in numerous clinical studies involving large patient populations. The drug is believed to exert psychoactive effects through binding with cannabinol neural receptor sites in the brain. Marinol has been shown effective when used as a single agent or in combination with other anti-emetic therapies.

Use of Marinol in AIDS

     A number of pharmaceuticals are being used to improve the nutritional status of the HIV-infected patient. Use of appetite stimulants to manage anorexia has expanded. Two pharmacologic agents are approved for marketing in this indication, Marinol and the progestational agent, Megace(R) Oral Suspension.

     Infection from the human immunodeficiency virus (HIV) has a largely irreversible and progressive effect on the nutritional status of the patient. Eventually the compromised status of the patient leads to profound weight-loss, known as HIV wasting syndrome. Studies of people with AIDS have shown a high correlation between weight-loss and death. Patients who have lost more than 34% of normal body mass have a high probability of death. Other studies have shown that malnutrition can impair T-cell immune function, gastrointestinal absorption and the body's response to infection. AIDS-treating physicians are becoming increasingly aware of the importance of monitoring and treating nutritional deficiencies.

     Weight-loss observed in AIDS is due to one or more of four known mechanisms: poor intestinal absorption, abnormal cellular utilization, increased energy requirements due to HIV and opportunistic infections, and inadequate dietary intake. In addition, recent studies suggest a high correlation between endocrine dysfunction (low testosterone serum levels) and weight-loss.

     Low serum levels of testosterone, known as hypogonadism, is the most common endocrine abnormality found in AIDS, affecting approximately 50% of male patients. This condition is believed to be associated with reduced protein biosynthesis or a slowdown in the body's replacement of muscle mass.

     Malnutrition is caused by inadequate caloric intake and affects as many as 80% of AIDS patients. It is observed clinically in response to anorexia (loss of appetite), intestinal malabsorption and starvation. The patient's metabolic rate also is reduced as a result of insufficient caloric intake. Usually, fat reserves and extracellular water are expended by the body before the loss of LBM (lean body mass). However, HIV infection, secondary infections and drug interactions deplete the body's reserves in AIDS patients. Abnormally low protein synthesis and cytokine production occur and immune parameters also are suppressed in malnourished individuals.

     In 1987, the Company initiated clinical development of Marinol in treatment of weight-loss in cancer patients. The emerging AIDS pandemic led the Company to expand the clinical program and then concentrate on an AIDS application. A subsequent Phase III multi-center double-blind, placebo-controlled trial in AIDS patients with anorexia and weight-loss of at least five pounds demonstrated statistically significant improvement in patient's appetite by the fourth week of therapy. Patients in the study were permitted to continue treatment in an open-label study, in which there was sustained improvement in appetite. Treatment was well tolerated by most patients. The incidence of side-effects was decreased by dose reduction. This pivotal study also demonstrated clinical trends toward improvement in the patients' weight, mood and reduced nausea. The Company completed the multi-center Phase III clinical trial in early 1992, filed a New Drug Application in August 1992, and received approval to market from the FDA in December 1992.

     In 1993, Megace Oral Suspension (megestrol acetate), a synthetic, antineoplastic and progestational drug, first used to treat advanced carcinoma of the breast, was approved for marketing as an appetite stimulant. Recently, recombinant human growth hormone has been tested as an agent to increase LBM. Thalidomide also is being tested in HIV wasting, due to its anti-TNF activity. TNF (tumor necrosis factor) may play a role in the pathogenesis of AIDS wasting.

     With a growing potential arsenal of pharmacologic agents, AIDS-treating physicians increasingly monitor and treat patients with nutritional and hormonal imbalances. The patient's caloric intake has an impact on the effectiveness of anabolic agents used to treat endocrine dysfunction and HIV wasting syndrome. The Company believes that Marinol may be used successfully in combination with these agents. Combination clinical trials are planned.

PRODUCT DEVELOPMENT

NITAZOXANIDE

     In June 1995, the Company entered into a licensing agreement with Romark Laboratories, L.C. (Romark), for the rights to Romark's know-how and patent rights covering certain products containing an anti-parasitic drug, Nitazoxanide, in the U.S., Canada, Australia and New Zealand (NTZ). The agreement with Romark provides for rights to oral and intravenous routes of administration for treatment of cryptosporidiosis. In addition, the Company has marketing rights to oral uses of NTZ for all indications and is investigating other therapeutic applications of the drug.

     Preliminary human clinical trials conducted outside the United States and sponsored by Romark demonstrated that NTZ showed effectiveness in treating patients with cryptosporidiosis. A Phase III clinical trial sponsored by a Romark licensee is under way in Mexico.

     It is estimated that 15-20% of people with AIDS in the United States are infected with a single cell microscopic parasite, Cryptosporidium parvum (C. parvum). This protozoan inhabits the respiratory and gastrointestinal tracts of animals and, increasingly, humans. The first case in the U.S. was not reported in humans until 1976. In 1982, according to the Centers for Disease Control
(CDC), the number of cases of C. parvum began to increase dramatically as part of the AIDS epidemic. The parasite is highly contagious through contact with infected humans. C. parvum has been found in the public water supply throughout the U.S., further exposing at-risk individuals.

     Symptoms of cryptosporidiosis include diarrhea, nausea, vomiting and weight-loss. The severity of symptoms varies with the degree of immunosuppression. In healthy people, the infection is self-limiting, lasting for a few days to four or more weeks. Patients with AIDS can be affected for months or even years. Currently there is no FDA approved drug to treat cryptosporidiosis.

     A Company-sponsored Phase II clinical trial is underway at Cornell Medical Center, in New York City, investigating the use of NTZ to treat cryptosporidiosis in 28 patients with AIDS. The purpose of the trial is to demonstrate safety and efficacy and identify the optimal dose. Enrollment is dependent upon patients meeting clinical entry criteria. These criteria include clinically defined AIDS, cryptosporidiosis and the absence of other gastrointestinal infections. Assuming safety and efficacy are demonstrated in the Phase II trial, the Company will initiate a multi-center Phase III clinical trial.

     The FDA initially approved NTZ for Compassionate Use in up to 30 AIDS patients not meeting the clinical entry criteria for the Cornell Study, or not in geographical proximity to participate in the trial. The full 30 patient enrollment of the Compassionate Use program was completed and FDA subsequently authorized expanding enrollment to 100 patients.

ANDROGEL(TM) AND ANDROGEL(TM)-DHT

     During 1995, the Company acquired exclusive rights in the U.S., Canada and Mexico to develop and market topical gel formulations of testosterone and dihydrotestosterone (DHT), the principal active metabolite of testosterone in the human body. The gel formulations are applied to the arms or abdomen and absorbed through the skin into the blood stream. One of these drugs, DHT, is currently marketed in France and Belgium as treatment for low levels of testosterone (hypogonadism). This deficiency has been associated with a variety of adverse effects, such as: impotence, lack of sex drive, muscle weakness, low bone density and HIV wasting syndrome (in AIDS patients).

     Hypogonadism can be caused by a number of factors. They include: congenital abnormalities (e.g., Klinefelter's syndrome -- a condition in male newborns having an extra X chromosome); disease or injuries affecting the pituitary gland, hypothalamus, or testes; chronic illnesses (e.g., diabetes, kidney failure, AIDS); or declining testosterone production associated with aging (geriatric hypogonadism).

     While not as abrupt as the decline in estrogen levels women experience during menopause, studies suggest that testosterone levels may decline 30-40% in men from their late 40s to their early 70s. This hormonal change correlates with physical changes commonly observed in middle-aged men -- decreased bone and muscle mass; an increase in body fat; diminished energy, virility, fertility; and decreased sexual function.

     The Company intends to initially focus clinical development on geriatric hypogonadal men and in AIDS patients with HIV wasting syndrome. The Company has begun this program in 1996.

SERC(R)

     SERC (betahistine HCl) was developed by the Company in the 1960s. It is widely used around the world and supplied by several manufacturers. SERC generates an estimated $80 million in sales by these manufacturers. The majority of international sales come from Solvay-Duphar of the Netherlands. Through December 1995, the Company also generated sales of SERC through distributors in Canada, Australia and South Africa. SERC is not approved for sale in the United States.

     Subsequent to year-end 1995, the Company agreed to sell the SERC trademark in Canada, Australia and South Africa and to assign the Company's Canadian Serc approval and all of the Company's international distribution agreements to Solvay-Duphar. In return, the Company received a cash payment and access to certain clinical data, technical information and know-how that may be useful in obtaining marketing approval from FDA in the United States.

     SERC is a histamine analogue, given orally. It has two principal effects in the body: increasing blood supply to the brain and inner ear and a neurological effect in the brain. Animal studies have shown that capillary size increases three-fold and the speed of blood flow increases by 50% with use of the drug. Neurological research has demonstrated that SERC stops histamine binding to H3 receptors in pre-synaptic nerves, stimulating production of H1 receptors. This process is believed to regulate vasodilation (widening of blood vessels) and to increase permeability of minute capillaries in the inner ear.

     The vascular and neural effects produced by SERC have been shown to reduce symptoms in vertigo. Vertigo is an unpleasant sensation of imbalance, spinning and disorientation. Nausea and vomiting are common and, during an acute attack, people experience feelings of panic and are emotionally traumatized. Patients may experience visual disorientation, ringing in the ears or hearing loss (which can be progressive).

     Acute recurrent vertigo can be caused by migraine, hypoglycemia (an abnormal decrease of sugar in the blood), head injuries, tumors and surgical trauma, but is more common in Meniere's disease, a degenerative nerve disorder of the inner ear. Vertigo also is associated with dizziness or giddiness, feelings of faintness, light-headedness or being unsteady on the feet.

     Approximately 44 million patients have used SERC outside the United States since 1976. Less than 200 cases of adverse events have been reported during this time, indicating SERC's excellent safety profile. The Company estimates that approximately three million people suffer from vertigo in the United States. In the U.S., vertigo and Meniere's disease are treated with vasodilators, anti-emetics and various sedatives. The Company believes there is a significant unmet need for a better therapeutic agent in this market.

     The Company intends to use clinical data and expertise available from Solvay-Duphar to develop SERC in the United States. Solvay-Duphar has provided research and development funds to assist in the U.S. development program.

MEDISPERSE

     In November 1995, the Company exchanged its equity ownership in Medisperse, L.P. for rights to receive royalties on compounds developed using the proprietary Medisperse drug delivery technology in an amount at least as attractive as if Unimed remained in the partnership. The Company entered into the Medisperse limited partnership in 1988 with Sterilization Technical Services
(STS) to commercialize a novel drug formulation and delivery technology that may allow for drug compounds with low solubility. The Company will make no further equity contributions. The Company is aiding in the search for licensees for further development of the Medisperse technology.

MARKETING AND DISTRIBUTION

     The Company's sales force details Marinol to AIDS-treating physicians in the United States, subject to the terms of a co-promotional agreement with Roxane Laboratories, Inc. (Roxane), a member of the Boehringer Ingelheim group of companies. Salespeople are located in territories throughout the U.S. with a high incidence of AIDS.

     The Company's business strategy is to develop drugs for niche markets -- therapeutic areas such as HIV/AIDS and endocrinology where fewer than 10,000 physicians manage the majority of patients. The Company hopes to leverage its presence in the HIV/AIDS medical market with new FDA approvals from current clinical development programs. The Company intends to expand its sales and marketing resources as new products and new indications for current products become available. The Company plans to focus sales and marketing resources on U.S. markets and to pursue partnerships and corporate alliances to market its products abroad.

MANUFACTURING

     Manufacture of the Company's marketed product and drugs under development is done on a contract basis by third parties.

     The NORAC Company, Inc. (NORAC) supplies Delta-9 tetrahydrocannabinol, the active ingredient in Marinol, to the Company. The Company owns the principal equipment used by NORAC to manufacture Delta-9. Delta-9 is synthesized and purified through a complex and time-consuming process. The loss of NORAC as a supplier could have a material adverse effect on the Company. Currently, the Company maintains a three-year supply of Delta-9.

     The Company has supply agreements with Romark for NTZ, Besins for Androgel and Androgel-DHT, and Solvay-Duphar for SERC. Under these agreements, the Company purchases clinical supplies, and after approval by the FDA, finished drug products in accordance with the Company's specifications.

COMPETITION

     There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized genetic engineering companies, engaged in developing pharmaceuticals and biotechnology compounds for human therapeutic applications. Many of these companies have substantially greater financial, research and development, manufacturing, marketing and human resources than the Company, and represent significant competition. Such companies may succeed in developing products that are more effective or less costly than any developed by the Company and may also prove to be more successful in manufacturing and marketing. The Company does not have a significant position in the pharmaceutical market.

GOVERNMENT REGULATION

     The FDA and comparable agencies in other countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the product. In general, the FDA approval process for pharmaceuticals involves the submission of an Investigational New Drug (IND) application following preclinical studies, clinical trials in humans to demonstrate the safety and efficacy of the product under the protocols set forth in the IND, and submission of preclinical and clinical data as well as other information to the FDA in an New Drug Application (NDA). The conduct of clinical trials requires substantial time and expense, and there is no assurance that the results of the trials will be sufficient to support the submission or the approval of an NDA. The failure of Unimed to receive FDA approval for its products under development would preclude the Company from marketing and selling newly developed products in the United States.

     Pharmaceutical manufacturers are subject to extensive regulation by federal and state regulatory agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act, and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record-keeping, approval, advertising and promotion of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall and seizure of products, total or partial suspension of production, and governmental refusal to approve new products or indications. The manufacture and sale of Marinol also is regulated by the Drug Enforcement Agency (DEA) and by statutes and regulations promulgated by a number of states and foreign countries.

PATENTS AND PROPRIETARY RIGHTS

     In 1991, Marinol was designated as an Orphan Drug by the FDA for use as an appetite stimulant in patients with AIDS. Under the Orphan Drug Act of 1983, the Company has seven years of marketing exclusivity for this use in the U.S. The seven-year period began with receipt of marketing approval from the FDA in December 1992.

     Nitazoxanide, when combined with a wetting agent, and optionally, a starch derivative, in an oral composition, is the subject of a patent and patent application. Unimed has certain rights with respect to those patents under its license agreement; however, Unimed does not now hold any patents directly, nor is there any other patent protection available for Unimed's other products. The Company has obtained an Orphan Drug Designation for the use of NTZ in the treatment of cryptosporidiosis in patients with AIDS.

     The Company owns the Marinol and SERC trademarks in the U.S.

EMPLOYEES

     The Company has 16 full-time employees and one part-time employee. Unimed expects to add technical, sales and marketing, and administration staff to support development of the business. The Company believes employee relations are satisfactory and that it will be able to attract additional personnel as needed.

ITEM 2. PROPERTIES.

     The Company leases approximately 5,000 square feet of executive office space in Buffalo Grove, Illinois, at an annualized cost of approximately $165,000, under a lease that expires in 1998. The Company also leased approximately 1,900 square feet of laboratory space in Mundelein, Illinois, at an annualized cost of $18,000 under a lease that expired December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock is traded on the over-the-counter market. Its Common Stock is quoted on the NASDAQ National Market System (NMS) under the symbol UMED. The following table lists the high and low closing prices of the Common Stock for the two most recent fiscal years.

                                                                                    HIGH        LOW
                                                                                   -------    -------
1994 (January 1 -- December 31)
  First Quarter..................................................................   5   1/4    2   1/4
  Second Quarter.................................................................   3   1/4    2   1/4
  Third Quarter..................................................................   3   3/4    2
  Fourth Quarter.................................................................   3   7/8    2   1/8
1995 (January 1 -- December 31)
  First Quarter..................................................................   4   3/8    2   3/8
  Second Quarter.................................................................   6          3   1/2
  Third Quarter..................................................................   6   3/4    4   3/4
  Fourth Quarter.................................................................   7   5/8    5   1/8

     The Company had approximately 1,225 holders of record of Common Stock on March 8, 1996. Unimed's Board of Directors anticipates the retention of all available earnings to support expected growth and does not anticipate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               YEAR ENDED
                                 ----------------------------------------------------------------------
                                  12/31/95       12/31/94       12/31/93        9/30/92       9/30/91
                                 -----------    -----------    -----------    -----------    ----------
RESULTS OF OPERATIONS:
Gross sales....................  $ 9,723,720    $ 8,647,041    $ 8,059,119    $ 4,126,408    $2,678,668
Rebates and allowances.........    2,403,668      1,259,181      1,183,441        511,027       241,681
Net sales......................    7,320,052      7,387,860      6,875,678      3,615,381     2,436,987
Income (Loss) from continuing
  operations...................      312,664         40,708       (852,294)    (3,829,177)     (556,646)
(Loss) Income from discontinued
  operations...................           --             --             --       (380,634)       39,487
Net income (loss)..............      625,062         40,708       (852,294)    (4,209,811)     (517,159)
Total assets...................   16,305,181     11,804,781     11,662,035     12,174,796     7,188,990
Long-term debt, excluding
  current installments.........           --             --             --             --       357,549
                                 -----------    -----------    -----------    -----------    ----------
PER SHARE COMMON STOCK DATA:
Income (Loss) from continuing
  operations...................         $.09           $.01         $(0.14)        $(0.72)       $(0.14)
Net income (loss)..............         $.09           $.01         $(0.14)        $(0.79)       $(0.13)
Dividends paid.................         $ --           $ --         $   --         $   --        $   --

     Selected financial data for all periods prior to December 31, 1995, have been restated to conform to the 1995 presentation. These restatements had no effect on net income (loss).

     Results for the fiscal year ended September 30, 1992, include a $2.5 million restructuring charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In late 1994, a new President and Chief Executive Officer was hired and a new business strategy was developed. Fiscal 1995 marks the first full year of Unimed operations under this strategy. The strategy includes increasing sales of Unimed's principal product, Marinol(R), implementation of cost control programs, and using the resulting positive cash flow as a foundation to purchase or acquire rights to additional pharmaceutical products under late-stage development or already on the market. In 1995, Unimed's gross sales increased to $9.7 million, a 12% increase over 1994 gross sales of $8.6 million. In addition, in 1995 the Company increased Marinol(R) gross sales by 19% over 1994, decreased total operating expenses 18% compared with 1994, and acquired rights to three late-stage development products.

     The Company reported net income of $.09 per share in 1995 compared to net income of $.01 per share in 1994 and a net loss of $.14 per share in 1993.

     The Company generated cash flow from operations of $1,640,000 and reported year-end cash, cash equivalents and short-term investments of $8,401,000. In 1996, the Company expects to concentrate on further commercializing Marinol(R) and to continue implementation of the Company's new business strategy, focusing on acquiring and developing new products that enhance the Company's total product portfolio.

REVENUES

     Fiscal 1995 Marinol(R) gross sales, marketed during the year as a refractory antiemetic in cancer chemotherapy and as an appetite stimulant in anorexia associated with weight loss in AIDS, increased 19% over 1994 levels, ending the year at $8,395,000. This compares with a 13% increase in sales growth for 1994 to $7,054,000. For the year ended December 31, 1995 and for all periods presented, the Company reclassified, for financial reporting purposes, a normally recurring provision for estimated Medicaid rebates on Marinol(R) sales. This provision for Medicaid rebates, previously reported as a cost of sales, has been reclassified as a reduction to gross sales. This change had no effect on gross profit or net income. Marinol(R) is marketed by the Company's licensee, Roxane Laboratories, Inc. Roxane maintains an approximately 55-person sales force engaged in both multi-source product distribution and ethical detailing activities. The Company maintains an eight-person specialty sales force detailing Marinol(R) only to AIDS-treating physicians. The Company reports the royalty income it receives from Roxane as revenues from Marinol(R) sales. Unimed continues to pursue opportunities to form international alliances to sell Marinol(R) outside of the U.S. During 1994, Marinol(R) was re-introduced in Canada for use as an antiemetic. Marinol(R) is currently under regulatory review in South Africa for use as an appetite stimulant and as an anti-emetic. Other regulatory submissions are expected in 1996. During 1995, Marinol(R) sales to countries outside the United States totaled approximately $134,000.

     Serc(R) is marketed by others in Canada and other international markets to treat recurrent vertigo. In early 1993, the Company entered into a new distribution agreement with Sanofi Winthrop Canada (Sanofi). In addition to Serc(R), the agreement provides for distribution of Marinol(R), as an antiemetic, and for registration of Marinol(R) as an appetite stimulant in patients with AIDS with the Health Protection Branch (Canadian equivalent of the FDA) and post-approval marketing rights in Canada. During 1995, Serc(R) sales decreased slightly to $1,049,000 from $1,060,000 in 1994. The Company believes Serc(R) to be a mature product in Canada. In January 1996, Unimed entered into an agreement with Solvay Duphar whereby Unimed licensed the rights to proprietary know-how and manufacturing for the drug SERC(R) in the U.S. As part of the agreement, the Company received a $1.4 million payment to help fund product development and for Unimed's product and trademark rights to SERC(R) in Canada, Australia and South Africa.

     During 1994, after analyzing market research results that suggested significant new resources would be required to build market share in the over-the-counter (OTC) business, the Company concluded that better opportunities exist in proprietary prescription drug development and marketing. Unimed ended active promotion of these products and stopped taking orders for these products in late December 1995. The OTC products, consisting of ONDROX and the MouthKote product line, generated gross sales of $279,000 during 1995. 1994 sales were $579,000.

     Other income (net of other expenses) increased 28% in 1995 because of growth in interest income. Interest income increased 70% to $430,000 due to higher cash balances and higher interest rates on short-term holdings. Other income increased 7% during fiscal 1994 relative to 1993, largely due to a slight growth in interest income. To reflect conversion of the Company's equity interest in the Medisperse partnership into the right to receive royalties on products developed using the Medisperse technologies, the Company reduced the Medisperse investment by $106,000. This was a noncash transaction.

COSTS AND EXPENSES

     Cost of sales increased 8% from $2,958,000 in 1994 to $3,201,000 in 1995.
The higher cost of sales was due to revenue growth from the Company's pharmaceutical products. 1994 cost of sales was slightly lower than 1993 cost of sales due to changes in product mix.

     Total expenses in 1995 were $3.8 million, representing an 18% decrease from 1994 total expenses of $4.6 million. This was due primarily to a 50% reduction in sales and marketing expenses. Sales and marketing expenses also decreased between 1994 and 1993, lowering total expenses by 6%. Marinol promotional programs were unaffected by these reductions.

     Operating and administrative expenses for 1995 were approximately $2,129,000, a decrease of 3% from 1994. This decrease resulted in part from strong cost control programs introduced by management in late 1994, but also from the termination of active promotion of the OTC portfolio. Operating and administrative expenses were 17% higher in 1994 than in 1993. Part of the increase reflected having a full-time Chief Executive Officer in 1994 compared with 1993, when the Company's Chairman of the Board served as CEO without receiving cash compensation. Operating and administrative expenses as a percent of net sales were 29% in 1995 compared with 30% in 1994.

     Sales and marketing expenses were $1,059,000 in 1995, compared to $2,113,000 in 1994. This decline in spending was primarily the result of ending aggressive promotion of the OTC product line and reducing the number of Unimed sales representatives.

     Net research and development expenses increased from $328,000 in 1994 to $618,000 in 1995. The increase was due to further development activities of Marinol(R) and new pharmaceutical development programs, including hiring additional personnel to manage these programs. This expense category increased by $35,000 from 1993 to 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had cash, cash equivalents and short-term investments of $8,401,000, compared with $6,612,000 at December 31, 1994. During 1995, Unimed generated cash from operations of $1,640,000. The Company's working capital remained essentially unchanged from 1994. The Company expects to increase research and development expenditures in 1996, partially offsetting this increase with licensor's research and development payments.

     During 1995, the Company obtained approximately $250,000 from the exercise of stock options. In addition, in 1995 Unimed invested $600,000 for a 6% equity interest in Romark Laboratories, L.C.(Romark). Romark is the licensor of NTZ, used in the treatment of a broad spectrum of parasitic infections, including a potentially life-threatening infection in AIDS patients.

     Inventories increased by $894,000, which includes $81,000 of inventory depreciation, at December 31, 1995 over 1994 levels, as the Company accepted annual delivery of Delta-9 tetrahydrocannabinol, the active component in Marinol(R), from its contract manufacturer. Marinol(R) inventories normally are depleted throughout the year until the delivery of the new annual production lot. The Company's distributor, Roxane, advances funds to Unimed required to maintain Marinol(R) inventories. The current liability, due to Roxane, is relieved on a quarterly basis from royalties remitted to the Company. The reduction in the quarter's royalty payment corresponds to the cost of Marinol(R) inventory sold during the quarter.

     On February 29, 1996, the Company completed a private placement of 1.4 million unregistered shares of Common Stock at $6 per share, for $8.4 million. The Company anticipates that all of the net proceeds of approximately $7.5 million will be used to acquire currently marketed niche pharmaceutical products and acquire and further develop pharmaceutical products in late stages of clinical development.

     In February 1996, The John N. Kapoor Trust exercised warrants to purchase 800,000 shares of the Company's Common Stock at an exercise price of $2.125, yielding $1.7 million to the Company.

     The Company maintains adequate cash reserves and short-term investments to meet anticipated working capital, capital expenditure and business investment requirements.

BACKLOG, SEASONALITY AND IMPACT OF INFLATION

     Sales orders are typically filled shortly after receipt and, normally, do not result in a backlog. In general, the Company's products experience minor seasonal fluctuations. While raw material inputs to certain products are subject to price escalation, due to a limited number of suppliers, the complexity of manufacturing processes and regulatory procedures, the Company does not attribute this to inflation and does not anticipate inflation to have a significant impact on costs in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and supplementary data are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                            TERM OF
            NAME               AGE         POSITION         OFFICE           BUSINESS EXPERIENCE
- ----------------------------   ----   -------------------   -------    --------------------------------
John N. Kapoor Ph.D.........    52    Chairman               1997      Chairman of the Board of Unimed
                                                                       Pharmaceuticals, Inc. since May
                                                                       1992; Chairman since October
                                                                       1990 and Chief Executive Officer
                                                                       since August 1993 of Option
                                                                       Care, Inc., a franchisor of home
                                                                       infusion therapy businesses;
                                                                       President of EJ Financial
                                                                       Enterprises, Inc., a consulting
                                                                       and private investment firm,
                                                                       since 1990; Chairman of
                                                                       Lyphomed, Inc., a phar-
                                                                       maceutical company, from 1983 to
                                                                       1990; Director of Lunar Corp., a
                                                                       manufacturer and marketer of
                                                                       X-ray and ultrasound systems;
                                                                       Director of Akorn, Inc., an
                                                                       ophthalmic company and NeoPharm,
                                                                       Inc., an oncology company.
Stephen M. Simes............    44    President, CEO,        1996      President and CEO of Unimed
                                      Director                         Pharmaceuticals, Inc. since
                                                                       October 1994; Director from
                                                                       August 1993 to June 1995 and
                                                                       Senior Vice President of
                                                                       Bio-Technology General Corp., a
                                                                       biotechnology company, from
                                                                       August 1993 through October
                                                                       1994; Chairman of the Board from
                                                                       1992 through August 1993 and
                                                                       President, Chief Executive
                                                                       Officer and Director of Gynex
                                                                       Pharmaceuticals, Inc., a
                                                                       pharmaceutical company, from May
                                                                       1989 through August 1993.
Fred Holubow................    57    Director               1998      Founder and Vice-President of
                                                                       Pegasus Associates, investment
                                                                       advisors, since 1982; Director
                                                                       of Jefferson State Bank, an
                                                                       Illinois State Bank; Director of
                                                                       ThermoRemediation, an
                                                                       environmental remediation
                                                                       company; Director of
                                                                       Bio-Technology General Corp., a
                                                                       biotechnology company, from 1993
                                                                       through 1996.
Robert D. Hunter............    71    Director               1997      Founding and Executive Partner
                                                                       of R.D. Hunter & Company,
                                                                       Certified Public Accountants,
                                                                       since 1956. Mr. Hunter has
                                                                       announced his retirement from
                                                                       the Unimed board effective at
                                                                       the May 2, 1996 annual meeting.

                                                            TERM OF
            NAME               AGE         POSITION         OFFICE           BUSINESS EXPERIENCE
- ----------------------------   ----   -------------------   -------    --------------------------------
James J. Lempenau...........    66    Director               1998      Chartered Financial Analyst;
                                                                       President and Director since
                                                                       1981 of The Income Builder,
                                                                       Inc., investment advisors.
Roland Weiser...............    65    Director               1996      President of Intervista, an
                                                                       international pharmaceutical
                                                                       consulting group, since 1985;
                                                                       Senior Vice President of
                                                                       Schering-Plough Corp. (In-
                                                                       ternational) from 1980 to 1984;
                                                                       Director, Gam Funds Inc., a
                                                                       diversified open end management
                                                                       investment company.
Robert E. Dudley Ph.D.......    41    Vice President         1996      Vice President of Clinical and
                                      Clinical and                     Regulatory Affairs of Unimed
                                      Regulatory Affairs               Pharmaceuticals, Inc. since
                                                                       December 1994; Vice President of
                                                                       Clinical Development of
                                                                       Bio-Technology General Corp., a
                                                                       biotechnology company, from
                                                                       August 1993 through November
                                                                       1994; Vice President of Research
                                                                       and Development of Gynex
                                                                       Pharmaceuticals, Inc., a
                                                                       pharmaceutical company, from May
                                                                       1989 through August 1993.
David E. Riggs..............    44    Senior Vice            1996      Senior Vice President since
                                      President, CFO,                  October 1994 and Vice President,
                                      Secretary,                       CFO, Secretary and Treasurer of
                                      Treasurer                        Unimed Pharmaceuticals, Inc.
                                                                       since May 1992; CFO of NeoPharm,
                                                                       Inc. since October 1995; CFO and
                                                                       Secretary of VideoCart, Inc., a
                                                                       micro-marketing media company,
                                                                       from 1990 through 1991;
                                                                       Treasurer and Director of Fi-
                                                                       nancial Planning for Lyphomed,
                                                                       Inc., a pharmaceutical company,
                                                                       from 1986 through 1990.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation for services to the Company for the fiscal year ended December 31, 1995, by the Chief Executive Officer and two highly compensated senior executive officers.

                                                                                  LONG-TERM COMPENSATION
                                                                                  -----------------------
                                         ANNUAL COMPENSATION                        AWARDS
                                   --------------------------------               ----------
                                                            OTHER                 SECURITIES    PAYOUTS
                                                           ANNUAL     RESTRICTED  UNDERLYING   ----------   ALL OTHER
         NAME AND                                         COMPENSA-     STOCK      OPTIONS        LTIP      COMPENSA-
    PRINCIPAL POSITION      YEAR   SALARY($)   BONUS($)   TION($)(4)  AWARDS($)    SARS(#)     PAYOUTS(#)   TION($)(5)
- --------------------------  ----   ---------   --------   ---------   ---------   ----------   ----------   ---------
Stephen M. Simes(1).......  1995    200,000     80,000      9,890         0         360,000         0         10,570
President and Chief         1994     37,712          0      1,700         0         300,000         0              0
Executive Officer
David E. Riggs(2).........  1995    114,583     42,917      6,600         0          90,000         0          4,620
Senior Vice President,      1994    112,984          0      7,200         0          80,000         0              0
CFO, Secretary and          1993    105,333     13,333      7,200         0               0         0              0
Treasurer
Robert E. Dudley(3).......  1995    140,000     42,000      7,200         0         100,000         0         51,765
Vice President of           1994      8,227          0        300         0               0         0              0
Clinical and Regulatory
Affairs

- -------------------------
(1) Mr. Simes joined the Company on October 25, 1994. The 360,000 option shares granted in 1995 represents a new grant of 60,000 options on September 22, 1995, and a repricing of the 300,000 options granted in 1994. An employment agreement entered into between Mr. Simes and the Company provides for severance payments, upon termination, equal to his annual salary.

(2) Mr. Riggs joined the Company on May 1, 1992. Effective November 1, 1995, Mr. Riggs began devoting 50% of his time to the Company. The 90,000 option shares granted in 1995 represents a new grant of 10,000 options on September 22, 1995, and a repricing of the 80,000 options granted in 1994.

(3) Dr. Dudley joined the Company on December 12, 1994. An employment agreement entered into between Dr. Dudley and the Company provides for severance payments, upon termination, equal to 75% of his annual salary.

(4) Represents the compensation portion of car allowances advanced to the executive officers listed above.

(5) Represents the matching contribution ($4,620 per officer) made by the Company to the Unimed Pharmaceuticals, Inc. 401(k) Plan for each of the executive officers listed above. In addition to the Company 401(k) matching contribution, for Mr. Simes this amount represents insurance premiums paid ($4,018) by the Company for Mr. Simes, and the taxes ($1,932) associated with these premiums. For Dr. Dudley, this number represents the Company 401(k) matching contribution, expenses paid by the Company related to Dr. Dudley's relocation ($35,469), and the taxes associated with these relocation expenses ($11,676).

     The following table sets forth information with respect to grants of options to purchase Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 1995:

                                                                       INDIVIDUAL GRANTS
                                                  ------------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                                                  PERCENT OF                                     STOCK
                                                    TOTAL                                  PRICE APPRECIATION
                                                   OPTIONS                                        FOR
                                                  GRANTED TO                                  OPTION TERM
                                                  EMPLOYEES     EXERCISE                  --------------------
                                       OPTIONS    IN FISCAL      PRICE      EXPIRATION      5%          10%
                NAME                   GRANTED       YEAR       $/SHARE        DATE          $           $
- ------------------------------------   -------    ----------    --------    ----------    -------    ---------
Stephen M. Simes....................   300,000       38.03        2.75        1/19/05     518,838    1,314,838
                                        60,000        7.61        5.25        9/22/05     348,102      652,029
David E. Riggs......................    80,000       10.14        2.75        1/19/05     138,357      350,623
                                        10,000        1.27        5.25        9/22/05      58,017      108,671
Robert E. Dudley....................    60,000        7.61        2.75        1/19/05     103,768      262,968
                                        40,000        5.07        5.25        9/22/05     232,068      434,686

     The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1995 and the value at December 31, 1995 of unexercised stock options held by the Named Executive
Officers:

                                                                                            VALUE OF
                                                                         NUMBER OF         UNEXERCISED
                                                                        UNEXERCISED          OPTIONS
                                                                          OPTIONS         IN-THE-MONEY
                                                                         AT FISCAL          AT FISCAL
                                             SHARES                      YEAR-END           YEAR-END*
                                            ACQUIRED       VALUE       EXERCISABLE/       EXERCISABLE/
                                           ON EXERCISE    RECEIVED     UNEXERCISABLE      UNEXERCISABLE
                  NAME                          #            $               #                  $
- ----------------------------------------   -----------    --------    ---------------    ---------------
Stephen M. Simes........................        0             0       112,500/247,500    435,938/809,063
David E. Riggs..........................        0             0        45,000/ 45,000    174,375/149,375
Robert E. Dudley........................        0             0             0/100,000          0/287,500

- -------------------------
* Represents the fair market value at December 31, 1995, of the Common Stock underlying the options minus the exercise price.

     The following table shows stock options granted to the Named Executive Officers where the exercise price was adjusted (repriced) during the fiscal year ended December 31, 1995:

                                                                                                       LENGTH OF
                                                NUMBER OF       MARKET                                  ORIGINAL
                                               SECURITIES      PRICE OF      EXERCISE                 OPTION TERM
                                               UNDERLYING      STOCK AT      PRICE AT       NEW        REMAINING
                                                 OPTIONS       TIME OF       TIME OF      EXERCISE      AT DATE
              NAME                   DATE      REPRICED(#)    REPRICE($)    REPRICE($)    PRICE($)    OF REPRICING
- ---------------------------------   -------    -----------    ----------    ----------    --------    ------------
Stephen M. Simes.................   1/19/95      300,000         2.75          3.38         2.75        9.75 Years
David E. Riggs...................   1/19/95       80,000         2.75          3.38         2.75        9.75 Years

     Directors who are not officers of the Company receive an annual stipend of $6,000 for serving on the Board and its committees, and additional $1,000 for each directors meeting they attend (excluding meetings held by telephone), $500 for each committee meeting they attend (excluding meetings held by telephone), and reimbursement of out-of-pocket expenses in connection with their attendance at directors meetings. The 1991 Stock Option Plan provides for a grant of options to purchase 10,000 shares of Common Stock to each new director who is not an officer on the date this person first becomes a director. The 1991 Stock Option Plan also provides for annual option grants of 7,500 shares of Common Stock to directors who are not officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                                                            AMOUNT AND
                                                                            NATURE OF
                                                                            BENEFICIAL          PERCENT
TITLE OF CLASS             NAME AND ADDRESS OF BENEFICIAL OWNER             OWNERSHIP           OF CLASS
- --------------    -------------------------------------------------------   ----------          --------
    Common        John N. Kapoor Ph.D....................................   2,332,429 (1)(2)      25.7%
    Common        Stephen M. Simes.......................................     112,500 (1)           --
    Common        James J. Lempenau......................................      57,328 (1)           --
    Common        Robert D. Hunter.......................................      47,528 (1)(3)        --
    Common        Roland Weiser..........................................      45,950 (1)           --
    Common        David E. Riggs.........................................      45,000 (1)           --
    Common        Fred Holubow...........................................      27,500 (1)           --
    Common        Robert E. Dudley.......................................      15,000 (1)           --
                  All Directors and Officers as a group (8
    Common        individuals)...........................................   2,683,235 (4)         29.5%

- -------------------------
(1) Includes incentive stock options and non-qualified stock options exercisable within 60 days to purchase 160,000, 112,500, 42,328, 42,328, 41,170, 45,000,
    17,500, and 15,000 shares of Common Stock held by Kapoor, Simes, Lempenau, Hunter, Weiser, Riggs, Holubow, and Dudley, respectively.

(2) Includes 1,667,429 shares of Common Stock beneficially owned by the John N. Kapoor Trust, an "affiliate" of Dr. Kapoor. Includes 505,000 shares of Common Stock held by a limited partnership created for the benefit of Dr. Kapoor's family members, of which Dr. Kapoor is the General Partner.

(3) Includes 2,100 shares of Common Stock owned of record by Mr. Hunter's wife.

(4) See Footnotes 1 through 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See "Note 13 -- Related Parties" in the Notes to Consolidated Financial Statements included herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial Statements

     See Index to Consolidated Financial Statements and Schedules on page 28.

     (b) Reports on Form 8-K

        None

     (c) Exhibits

  3-A         -- Certificate of Incorporation of the Registrant, as amended (filed by reference to Exhibits 3[a] through 3[c] to Registration Statement No. 2-19352, Exhibit
                 3[c][i] to Registration Statement No. 2-21680, Exhibit 3[a][i] to Registration
                 Statement No. 2-42398, Exhibit 3[a] to Current Report on Form 8-K, dated
                 January 27, 1981, Exhibit 3-A[ii] to Annual Report on Form 10-K for the fiscal year ended September 30, 1985 and Exhibit 3.1 to Registration Statement No.
                 33-10975).
  3-B(i)      -- Amendment to Certificate of Incorporation, dated March 27, 1991 (filed by reference to Exhibit 3-B to Post-Effective Amendment No. 3 to Registration
                 Statement No. 33-10975).
  3-B(ii)     -- Amendment to Certificate of Incorporation, adopted by stockholders on May 2,
                 1994 (filed by reference to Exhibit 3-B[ii] to Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1994).
  3-C         -- By-laws of the Registrant, as amended (filed by reference to Exhibit 3-B to
                 Annual Report on Form 10-K for fiscal year ended September 30, 1989).
  3-D         -- Amendment to the By-laws of the Company, dated May 5, 1991 (filed by reference to Exhibit 3-D to the Post-Effective Amendment No. 3 to Registration Statement
                 No. 33-10975).
  4-A         -- Specimen Common Stock Certificates (filed by reference to Exhibit 4 to the
                 Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
  4-B         -- Stock Purchase Agreement, dated February 15, 1991, between the John N. Kapoor
                 Trust and the Company (filed by reference to Exhibit 4-D to Post-Effective
                 Amendment No. 3 to Registration Statement No. 33-10975).
  4-C         -- Stock Registration Rights Agreement, dated March 27, 1991, between the John N.
                 Kapoor Trust and the Company (filed by reference to Post-Effective Amendment
                 No. 3 to Registration Statement No. 33-10975).
 *4-D         -- Stock and Warrant Agreement, dated as of August 11, 1995, between the Company and Laboratoires Besins Iscovesco S.A.
 *4-E         -- Warrant, dated August 11, 1995, for 72,550 shares of Common Stock, issued to
                 Laboratoires Besins Iscovesco S.A.
 *4-F         -- Registration Rights Agreement, dated August 11, 1995, between the Company and
                 Laboratoires Besins Iscovesco S.A.
 *4-G         -- Warrant, dated February 29, 1996, for 140,000 shares of Common Stock, issued to
                 Sunrise Securities Corp.
 *4-H         -- Registration Rights Agreement, dated February 29, 1996, between the Company and certain holders of Common Stock.
 10-B(i)      -- Agreement between Roxane Laboratories, Inc. and the Company, dated February 12,
                 1986 (filed as Exhibit 10 to the Company's Current Report on Form 8-K dated
                 February 12, 1986).
 10-B(ii)     -- Agreement between Roxane Laboratories, Inc. and the Company, dated April 1,
                 1987 (filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated
                 April 28, 1987).

*10-B(iii)    -- Agreement between Roxane Laboratories, Inc. and the Company, dated January 20,
                 1995 and letter amendment, dated November 22, 1995.
 10-D(i)      -- Forms of Graduated Vesting Non-qualified Stock Option Agreement (filed by reference to Exhibit 10-G[iv] to Registration Statement No. 33-43838).
 10-D(ii)     -- Form of Immediate Vesting Non-qualified Stock Option Agreement (filed by reference to Exhibit 10-G[v] to Registration Statement No. 33-43838).
 10-D(iii)    -- Form of Incentive Stock Option Agreement (filed by reference to Exhibit
                 10-G[vi] to Registration Statement No. 33-43838).
*10-K         -- Unimed Pharmaceuticals, Inc. 1991 Stock Option Plan, as amended through March 29,
                 1996.
 10-L         -- Agreement for Manufacture and Sale of THC, dated September 9, 1992, by and between The NORAC Company, Inc. and the Company (filed as Exhibit [c] 1 to the
                 Company's Current Report on Form 8-K dated September 9, 1992).
*10-M         -- Employment Agreement, dated as of October 11, 1994, between the Company and
                 Stephen M. Simes.
*10-N         -- Employment Agreement, dated as of November 3, 1994, between the Company and
                 Robert E. Dudley.
*10-Q         -- Sales Agency Agreement, dated January 22, 1996, between Sunrise Securities
                 Corp. and the Company.
*11           -- Computation of Income (Loss) per Share
*24(a)        -- Consent of Coopers & Lybrand L.L.P.

- -------------------------
* Filed herewith.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants....................................................     29
Financial Statements:
  Consolidated Statements of Operations for the years ended December 31, 1995, 1994
     and 1993........................................................................     30
  Consolidated Balance Sheets at December 31, 1995 and December 31, 1994.............     31
  Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1995, 1994 and 1993.............................................................     32
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994
     and 1993........................................................................     33
  Notes to Consolidated Financial Statements.........................................     34
Report of Independent Accountants on Financial Statement Schedule....................     44
Financial Statement Schedule:
  Valuation and Qualifying Accounts (Schedule II)....................................     45

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Unimed Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Unimed Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimed Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 13, 1996, except for Note 14, as to which the date is February 29, 1996

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995          1994          1993
                                                            ----------    ----------    ----------
Gross sales..............................................   $9,723,720    $8,647,041    $8,059,119
Rebates and allowances...................................    2,403,668     1,259,181     1,183,441
                                                            ----------    ----------    ----------
Net sales................................................    7,320,052     7,387,860     6,875,678
Cost of sales............................................    3,201,014     2,957,602     3,007,855
                                                            ----------    ----------    ----------
Gross profit.............................................    4,119,038     4,430,258     3,867,823
                                                            ----------    ----------    ----------
Operating and administrative.............................    2,129,140     2,195,829     1,879,966
Sales and marketing......................................    1,059,215     2,112,826     2,780,289
Research and development, net............................      618,019       328,367       292,724
                                                            ----------    ----------    ----------
Total expenses...........................................    3,806,374     4,637,022     4,952,979
                                                            ----------    ----------    ----------
Income (Loss) from operations............................      312,664      (206,764)   (1,085,156)
Interest income..........................................      430,098       253,624       222,462
Other, net...............................................     (106,000)           --        15,000
                                                            ----------    ----------    ----------
Income (Loss) before income taxes........................      636,762        46,860      (847,694)
Income tax provision.....................................       11,700         6,152         4,600
                                                            ----------    ----------    ----------
Net income (loss)........................................   $  625,062    $   40,708    $ (852,294)
                                                            ==========    ==========    ==========
Net Income (loss) per share:
  Primary................................................   $      .09    $      .01    $     (.14)
                                                            ==========    ==========    ==========
  Fully diluted..........................................   $      .09    $       --    $       --
                                                            ==========    ==========    ==========
Weighted average number of common and common equivalent
  shares outstanding:
  Primary................................................    7,030,553     6,401,066     6,040,606
                                                            ==========    ==========    ==========
  Fully Diluted..........................................    7,300,921            --            --
                                                            ==========    ==========    ==========

          See accompanying notes to consolidated financial statements

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND DECEMBER 31, 1994

                                                                         1995           1994
                                                                      -----------    -----------
ASSETS
Current assets:
Cash and cash equivalents..........................................   $ 7,011,843    $ 6,101,093
Short-term investments.............................................     1,388,756        511,363
Receivables:
Trade, less allowances of $43,000 in 1995 and $28,000 in 1994......     1,548,148      1,086,298
Other..............................................................       535,104         61,947
                                                                      -----------    -----------
       Total receivables...........................................     2,083,252      1,148,245
Inventories........................................................     3,327,939      2,433,561
Prepaid expenses...................................................       276,043        338,412
                                                                      -----------    -----------
       Total current assets........................................    14,087,833     10,532,674
                                                                      -----------    -----------
Leasehold improvements and equipment, at cost......................     1,922,006      2,032,546
     Less accumulated depreciation and amortization................     1,050,866        934,916
                                                                      -----------    -----------
     Net...........................................................       871,140      1,097,630
                                                                      -----------    -----------
Investment, at cost................................................       600,000             --
Other assets.......................................................       746,208        174,477
                                                                      -----------    -----------
       Total assets................................................   $16,305,181    $11,804,781
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................................   $   416,705    $    90,107
Accrued liabilities................................................       511,446        352,234
Income taxes payable...............................................        20,000          9,963
Due to Roxane......................................................     3,716,633      1,881,916
Deferred research and development revenues.........................     1,000,000             --
                                                                      -----------    -----------
     Total current liabilities.....................................     5,664,784      2,334,220
                                                                      -----------    -----------
Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
Common stock, $.25 par value; authorized 12,000,000 shares; issued
  and outstanding: 6,270,886 and 6,127,161.........................     1,567,722      1,531,790
Additional paid-in capital.........................................    17,559,861     17,052,661
Accumulated deficit................................................    (8,527,869)    (9,152,931)
Accumulated foreign currency translation adjustment................        40,683         39,041
                                                                      -----------    -----------
       Total stockholders' equity..................................    10,640,397      9,470,561
                                                                      -----------    -----------
       Total liabilities and stockholders' equity..................   $16,305,181    $11,804,781
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                      ACCUMULATED
                                                                                        FOREIGN
                                         COMMON STOCK       ADDITIONAL                 CURRENCY
                                     ---------------------    PAID-IN    ACCUMULATED  TRANSLATION
                                      SHARES      AMOUNT      CAPITAL      DEFICIT    ADJUSTMENT      TOTAL
                                     ---------  ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1992.......  5,891,316  $1,472,829  $16,399,644  $(8,341,345)   $38,579    $ 9,569,707
Net loss...........................         --          --           --     (852,294)        --       (852,294)
Exercise of common stock options...    235,845      58,961      625,957           --         --        684,918
Amortization of restricted stock
  options..........................         --          --       27,060           --         --         27,060
Foreign currency translation
  gain.............................         --          --           --           --         16             16
                                     ---------  ----------  -----------  -----------    -------    -----------
Balance at December 31, 1993.......  6,127,161   1,531,790   17,052,661   (9,193,639)    38,595      9,429,407
Net income.........................         --          --           --       40,708         --         40,708
Foreign currency translation
  gain.............................         --          --           --           --        446            446
                                     ---------  ----------  -----------  -----------    -------    -----------
Balance at December 31, 1994.......  6,127,161   1,531,790   17,052,661   (9,152,931)    39,041      9,470,561
Net income.........................         --          --           --      625,062         --        625,062
Exercise of common stock options...     71,125      17,782      232,681           --         --        250,463
Issuance of common stock for
  product licenses.................     72,600      18,150      274,519           --         --        292,669
Foreign currency translation
  gain.............................         --          --           --           --      1,642          1,642
                                     ---------  ----------  -----------  -----------    -------    -----------
Balance at December 31, 1995.......  6,270,886  $1,567,722  $17,559,861  $(8,527,869)   $40,683    $10,640,397
                                     =========  ==========  ===========  ===========    =======    ===========

          See accompanying notes to consolidated financial statements

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                             1995           1994          1993
                                                          -----------    ----------    -----------
Cash flows provided by (used in) operations:
Net income (loss)......................................   $   625,062    $   40,708    $  (852,294)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Depreciation and amortization........................       108,012       105,537        161,814
  Compensation related to restricted stock and stock
     options...........................................            --            --         27,060
  Writedown of other assets............................       106,000            --             --
  Other................................................         1,601           366             38
  (Increase) Decrease in receivables...................      (435,007)      (85,392)        12,693
  Decrease in notes receivable.........................            --        35,032         39,968
  (Increase) Decrease in inventories...................      (812,994)      220,769       (605,270)
  Decrease (Increase) in prepaid expenses and other
     assets............................................         9,028       175,334       (107,916)
  Increase (Decrease) in accounts payable and accrued
     liabilities.......................................       203,582       126,779        (61,321)
  (Decrease) in accrued restructuring costs............            --            --     (1,079,680)
  Increase (Decrease) in due to Roxane.................     1,834,717       (25,187)       274,972
                                                           ----------    ----------     ----------
       Net cash flows provided by (used in) operating
          activities...................................     1,640,001       593,946     (2,189,936)
Cash flows (used in) provided by investing activities:
  Proceeds on disposition of equipment.................        63,063            --             --
  Purchases of equipment...............................       (25,969)      (36,409)      (395,050)
  Net (purchase) sale of short-term investments........      (877,393)      256,258       (567,333)
  Investment in Medisperse.............................       (39,456)      (40,927)        48,001
  Investment in Romark Laboratories, L.C...............      (600,000)           --             --
                                                           ----------    ----------     ----------
       Net cash (used in) provided by investing
          activities...................................    (1,479,755)      178,922       (914,382)
Cash flows provided by financing activities:
  Proceeds from exercise of stock options..............       250,463            --        684,918
  Deferred research and development revenues-net.......       500,000            --             --
                                                           ----------    ----------     ----------
       Net cash flows provided by financing
          activities...................................       750,463            --        684,918
  Effect of exchange rate changes on cash..............            41            80             33
                                                           ----------    ----------     ----------
Net change in cash and cash equivalents................       910,750       772,948     (2,419,367)
Cash and cash equivalents at beginning of year.........     6,101,093     5,328,145      7,747,512
                                                           ----------    ----------     ----------
Cash and cash equivalents at end of year...............   $ 7,011,843    $6,101,093    $ 5,328,145
                                                           ==========    ==========     ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Income taxes.........................................   $     1,663    $    1,605    $     1,600
Supplemental disclosures of non-cash financing and
  investing activities:
      In 1995, the Company entered into an agreement to exchange 145,100 shares of the Company's
      Common Stock for licensing rights to two products. The fair value of the licensing rights was determined to be approximately $585,000 based on the market value of the Company's
      Common Stock on the date the agreement was entered into.

          See accompanying notes to consolidated financial statements

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unimed Pharmaceuticals, Inc. (the Company) and its subsidiaries develop and market proprietary ethical pharmaceutical products in niche medical markets.

  (A) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

  (B) TRANSLATION OF FOREIGN CURRENCY AND RELATED MATTERS

     The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars. Assets and liabilities of the subsidiaries have been translated using exchange rates in effect at the balance sheet date. The statements of operations have been translated using the average rates of exchange for the year. Adjustments resulting from the translations are accumulated in the stockholders' equity section of the consolidated balance sheets. Exchange gains or losses arising from the settlement of foreign currency transactions during the year are reflected in the consolidated statements of operations.

  (C) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include liquid instruments purchased with original maturities of 90 or fewer days.

     The Company has investments in short-term debt securities that have been classified under the provisions of SFAS No. 115 as held-to-maturity. Accordingly, these investments are measured at amortized cost and temporary unrealized gains or losses are not recognized.

  (D) INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  (E) LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Depreciation is provided on a straight-line basis over the estimated useful lives of the applicable assets. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful lives of improvements or the terms of the related leases. Expenditures for repairs and maintenance are charged to operations; replacements, renewals and betterments are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any gains or losses on such dispositions are reflected in operations.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

  (F) INCOME TAXES

     Deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes actually are paid or recovered. Accordingly, income tax expense will increase or decrease in the same period in which a change in the tax rates is enacted.

  (G) REVENUE RECOGNITION

     Revenues are recognized as earned in accordance with specific terms of each distribution, royalty and licensing agreement.

  (H) INCOME (LOSS) PER SHARE

     Primary net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents (when dilutive). Common stock equivalents include unexercised stock options and warrants. Fully diluted net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the common stock equivalents were converted into common stock at the beginning of the period.

  (I) MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  (J) ACCOUNTING FOR STOCK OPTIONS

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for its stock-based compensation program, and does not intend to adopt the fair value accounting rules as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS 123) which becomes effective for 1996. The Company intends to adopt the disclosure provision of SFAS 123 beginning in 1996.

  (K) RECLASSIFICATIONS

     Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation. These reclassifications had no effect on gross profit or net income (loss) for such periods.

(2) INVENTORIES

     A summary of inventory components at December 31 follows:

                                                                    1995          1994
                                                                 ----------    ----------
        Finished products.....................................   $  368,636    $  844,778
        Raw materials.........................................    2,959,303     1,588,783
                                                                 ----------    ----------
                                                                 $3,327,939    $2,433,561
                                                                 ==========    ==========

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     A summary of leasehold improvements and equipment at December 31 follows:

                                                                                   ESTIMATED
                                                         1995          1994       USEFUL LIFE
                                                      ----------    ----------    -----------
        Equipment, furniture and fixtures..........   $1,884,087    $2,001,647     5-10 years
        Leasehold improvements.....................       37,919        30,899       10 years
                                                      ----------    ----------
                                                      $1,922,006    $2,032,546
                                                      ==========    ==========

     The Company has purchased and retains title to the majority of the equipment used by The NORAC Company, Inc. (NORAC) to manufacture Marinol (dronabinol). As of December 31, 1995 and 1994, the equipment had a net book value of $490,285 and $571,668, respectively.

(4) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

Romark Laboratories, L.C.

     In June 1995, the Company entered into a license agreement with Romark for the rights to develop and market NTZ, which treats a broad spectrum of parasitic infections, including a potentially life-threatening infection in AIDS patients. The agreement grants Unimed exclusive marketing rights to NTZ for all therapeutic indications for oral use in the United States, Canada, Australia and New Zealand. The Company also received rights to the IV formulations for use in treating cryptosporidiosos. In exchange for these exclusive marketing rights, Unimed will pay Romark royalties if Unimed receives regulatory approval to market NTZ. Romark will manufacture NTZ exclusively for Unimed in Unimed countries. To date, Unimed has invested $600,000 in Romark in exchange for a 6% equity interest in Romark. The Company will invest another $400,000 for an additional 4% equity interest in Romark as certain development milestones are met.

Besins Iscovesco

        In August 1995, Unimed entered into a licensing agreement with Besins Iscovesco (Besins) of Paris, France, for two products to treat testosterone deficiency in men. The products are gel formulations of testosterone, the natural male hormone, and dihydrotestosterone (DHT), which is the active metabolite of testosterone in the human body. Unimed acquired exclusive marketing rights to the testosterone products for all therapeutic indications in the United States, Canada and Mexico. In exchange for the license to the two testosterone products, Unimed issued Besins 72,600 Common shares and warrants to purchase 72,550 shares of Unimed Common Stock at $8.00 per share in 1995 and will issue Besins 72,500 Common shares in 1996. These rights have been included in other assets and will be amortized over 10 years after the products become available in the market. Besins will manufacture the products for Unimed, which will pay royalties to Besins if the products are approved for marketing. Besins was required to make two $500,000 payments to Unimed, to be applied to product development classified as deferred revenues as of December 31, 1995.

     Simultaneous to the signing of the Besins agreement, the Company recognized an other asset of approximately $585,000 in marketing/property rights, which included a $280,000 payable that was paid through the issuance of the Company's Common Stock in January 1996.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

Medisperse Restructure Agreement

     In November 1995, Unimed entered into a restructuring and royalty agreement relative to the Medisperse partnership. While Unimed withdrew (through its wholly owned subsidiary) as a general partner and also transferred its limited partnership interest, its financial investment in the partnership remains protected. It will receive royalties on any products that result from the Medisperse partnership in an amount at least as attractive as if Unimed remained in the partnership. The Company is aiding in the search for a licensee for further development of the Medisperse technology. Unimed has no future funding obligations associated with the partnership. As of December 31, 1995, the Company's investment in Medisperse was reduced by $106,000 to its net realizable value.

(5) SHORT-TERM INVESTMENTS

     Short-term investments in debt securities, were as follows:

                                                                  SHORT-TERM INVESTMENTS
                                                                     HELD-TO-MATURITY
                                                                  -----------------------
                                                                     1995          1994
                                                                  ----------     --------
        Obligations of corporations............................   $1,138,756     $261,363
        Obligations of U.S. government agencies................      250,000      250,000
                                                                  ----------     --------
                                                                  $1,388,756     $511,363
                                                                   =========     ========

(6) INCOME TAXES

     The provision for income taxes is comprised of the following:

                             CURRENT                          1995        1994       1993
        --------------------------------------------------   -------     ------     ------
        Federal...........................................   $    --     $   --     $   --
        State.............................................    11,700      6,152      4,600
        Foreign...........................................        --         --         --
                                                             -------     ------     ------
               Total......................................   $11,700     $6,152     $4,600
                                                             =======     ======     ======

     Income tax provisions from continuing operations differed from the taxes calculated at the statutory federal rate as follows:

                                                           1995         1994        1993
                                                         ---------    --------    ---------
        Taxes at the statutory rate...................   $ 216,500    $ 16,400    $(296,700)
        Utilization of tax loss carryforward..........    (217,100)    (17,000)          --
        State income taxes............................      11,700       6,152        4,600
        Foreign loss..................................         600         600           --
        Valuation allowance...........................          --          --      296,700
                                                         ---------    --------    ---------
             Totals...................................   $  11,700    $  6,152    $   4,600
                                                         =========    ========    =========

     At December 31, 1995, the Company has a tax loss carryforward of approximately $10,033,000 for federal income tax purposes, which expires in the years 2001 through 2010. The Company had a capital loss carryforward of approximately $380,000 that expired in 1995. The Company has available a research and development credit carryforward at December 31, 1995, of approximately $430,000, which expires in the years 2003 through 2010. Management has recorded a 100% valuation allowance against deferred tax assets as a result of unexpected future taxable income.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

     The effect of the components of net deferred taxes are as follows:

                                                                  1995           1994
                                                               -----------    -----------
        Deferred tax assets:
          Net operating loss carryforward...................   $ 4,013,000    $ 4,104,400
          Research tax credit carryforward..................       430,000        420,000
          Capital loss carryforward.........................            --        152,000
          Sales returns and allowances......................        16,000         10,000
          Inventory.........................................        22,000        100,000
          Accrued liabilities...............................        32,000         72,500
          Other.............................................         1,000          1,200
          Valuation allowance...............................    (4,342,000)    (4,715,300)
                                                               -----------    -----------
             Total..........................................   $   172,000    $   144,800
                                                               -----------    -----------
        Deferred tax liabilities:
          Depreciation......................................       172,000        144,800
                                                               -----------    -----------
             Net............................................   $         0    $         0
                                                               ===========    ===========

(7) DISTRIBUTION, RESEARCH, ROYALTY AND LICENSING AGREEMENTS

     In February 1986, the Company entered into a distribution agreement with Roxane, making Roxane the Company's exclusive distributor of Marinol in the United States. The Company and Roxane subsequently agreed that Puerto Rico is not part of the United States territory. Roxane distribution of Marinol began in July 1986 in the United States. From October 1991 through March 1993, Boehringer Ingelheim distributed Marinol in Canada. In March 1993, Sanofi Winthrop started to distribute Marinol in Canada under a separate agreement. The Roxane Marinol agreement sets forth a formula for the royalties paid on net sales of Marinol on an equal basis. The Sanofi agreement pays a royalty-based commission on net sales of 55% to Sanofi Winthrop and 45% to Unimed. Marinol gross sales were $8,395,292 (1995), $7,054,417 (1994) and $6,229,202 (1993). As of December 31,
1995 and 1994, trade receivables included $1,468,040 and $969,278, respectively, due from Roxane. Under a separate contract, Roxane has agreed to reimburse the Company for half of the external research costs incurred in further clinical development of Marinol. Roxane and Unimed have agreed to fund additional Marinol clinical trials for which budgeted costs have been mutually agreed upon. Such reimbursements shall not exceed $3 million without prior written approval by the parties. Roxane paid $92,334 (1995), $33,889 (1994) and $48,990 (1993) of these costs, which is netted against research and development expenses.

     In November 1990, the Company entered into an inventory agreement with Roxane, under which Roxane will advance funds at no interest to the Company for the purpose of producing and maintaining a three-year raw material inventory of Marinol. Roxane advances funds to the Company for the Marinol encapsulation process as capsules are produced. Advances are offset as inventory is sold by Roxane.

     The Company has various other licensing, marketing and distribution agreements typical to its business.

(8) WARRANTS

     In March 1991, The John N. Kapoor Trust (the Trust) purchased for $1.5 million, 1.2 million shares of the Company's Common Stock and warrants to purchase 800,000 shares of the Company's Common Stock at an exercise price of $2.125. These warrants, which would have expired March 31, 1996, contained certain antidilution provisions for adjustment of the exercise price and the number of warrants. If the Company were

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES to issue Common Stock or securities convertible into Common Stock, the Trust, with certain specified exceptions, would have had the right to maintain its percentage ownership of the Common Stock of the Company and/or a right of first refusal on all or any portion of the Common Stock proposed to be sold. These rights could not be exercised if this would cause the Trust and its affiliates to own more than 38% of Unimed's Common Stock, assuming exercise of the Trust Warrant. As of December 31, 1995, the 800,000 share warrant had not been exercised. The Trust had an option expiring February 24, 1993, to purchase 153,529 shares of Common Stock at a purchase price of $2.35 in satisfaction of its right to maintain ownership. The Trust exercised this option and shares were issued in April 1993. See "Note 14 -- Subsequent Events" in Notes to Consolidated Financial Statements.

     In April 1992, the Company granted to LifeScience Corporation warrants to purchase 50,000 shares of Common Stock at an exercise price of $8.375 per share, with an expiration date of April 1, 1997. As of December 31, 1995, the 50,000 share warrant had not been exercised.

(9) STOCK OPTIONS

  (A) INCENTIVE STOCK OPTION PLAN

     The following summarizes transactions under the 1981 Incentive Stock Option Plan for the periods ended December 31, 1993, 1994 and 1995:

                                                                         NUMBER OF SHARES
                                                                         ----------------
        Outstanding at December 31, 1992..............................         60,125
          Exercised...................................................        (33,750)
          Canceled....................................................        (13,875)
                                                                              -------
        Outstanding at December 31, 1993..............................         12,500
          Canceled....................................................         (3,750)
                                                                              -------
        Outstanding at December 31, 1994..............................          8,750
          Canceled....................................................         (8,750)
                                                                              -------
        Outstanding at December 31, 1995..............................             --
                                                                              =======

     As of December 31, 1995, there were no stock options exercisable under the Plan.

  (B) 1991 STOCK OPTION PLAN

     Under the 1991 Stock Option Plan (the Plan), 1,000,000 shares of the Company's Common Stock were reserved for granting stock options to directors, officers, and key employees and consultants of the Company and its subsidiaries. The holder of the option must remain in the continuous employ of the Company for at least one year from the date the option is granted before exercising any part of the option. Options expire 10 years from the date of grant or 90 days after termination of employment.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

     The following summarizes transactions under the Plan for the three years ended December 31, 1995:

                                                                         NUMBER OF SHARES
                                                                         ----------------
        Outstanding at December 31, 1992..............................        186,250
          Granted.....................................................        391,750
          Canceled....................................................        (78,312)
                                                                             --------
        Outstanding at December 31, 1993..............................        499,688
          Granted.....................................................        440,500
          Canceled....................................................       (420,438)
                                                                             --------
        Outstanding at December 31, 1994..............................        519,750
          Granted.....................................................        854,754
          Exercised...................................................        (12,125)
          Canceled....................................................       (457,875)
                                                                             --------
        Outstanding at December 31, 1995..............................        904,504
                                                                             ========

     Through December 31, 1995, options issued had an exercise price ranging from $2.75 to $9.25 per share, and as of December 31, 1995, there were 309,504 stock options exercisable. The Company repriced certain options to current market levels in 1994 and 1995.

  (C) OTHER STOCK OPTIONS

     In November 1986, reflecting employment contracts with certain executives, the Company granted to these executives nonqualified options to purchase 220,000 shares of Common Stock through March 1999 at $15.00 per share as adjusted and amended. In January 1988, the exercise price of these options was changed to $5.38. In March 1991, the exercise price of those options was changed to $4.36, and the number of options was adjusted to 271,216 shares of Common Stock pursuant to certain antidilution provisions discussed below. In addition during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. Through December 31, 1995, 29,500 options had been exercised, none had been canceled, and 241,716 options were outstanding.

     In March 1987, the Company granted to non-officer members of the Board of Directors nonqualified options to purchase an aggregate of 50,000 shares of Common Stock at $8.50 per share. In January 1988, the exercise price of these options was changed to $5.38. During fiscal 1991 and fiscal 1990, the options to purchase 10,000 and 20,000 of these shares, respectively, were canceled. In March 1991, the exercise price of those options remaining was changed to $4.36 and the number of options was adjusted to 24,656 shares of Common Stock, reflecting certain antidilution provisions discussed below. In addition, during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1993, 1994, or 1995.

     In November 1989, additional nonqualified options to purchase 20,000 shares of Common Stock at $2.63 per share were granted to non-officer members of the Board. During fiscal 1991, the option to purchase 10,000 of these shares was canceled. In March 1991, the exercise price of the remaining options was changed to $2.35 and the number of options remaining was adjusted to 11,170 shares of Common Stock pursuant to certain antidilution provisions discussed below. In addition, during March 1991, the Board extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1993, 1994, or 1995.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

     In March 1991, the Company granted to employees nonqualified options to purchase 120,000 shares of Common Stock at $3.00 per share. A majority of these options vest over four years. The option price was below the market price at the date of grant, and the Company has recognized the pro rata compensation expense representing the difference between the option price and fair market value at the date of grant of approximately $27,000 in 1993. As of December 31, 1995, 60,000 options had been exercised, 51,500 had been canceled and 8,500 options were outstanding.

     In March 1991, the Company granted to past and present members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $3.00 per share for prior years of service. The grant price was below the market price. The Company recognized a compensation expense at the date of grant of $35,000. There were no exercises or cancellations during 1993, 1994, or 1995.

     In March 1991, the Company granted to non-officer members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $4.75 per share. There were no exercises or cancellations during 1993, 1994, or 1995.

     In addition during April, May and October 1991, the Company granted to employees nonqualified options to purchase 26,000 shares of Common Stock with exercise prices ranging from $4.25 to $7.75. As of December 31, 1995, 8,750 options had been exercised, 15,000 had been canceled and 2,250 options were outstanding.

     In August 1992, the Company granted to John Kapoor, Chairman of the Board, nonqualified options to purchase 200,000 shares of Common Stock at $7.75 per share. There were no exercises or cancellations during 1993, 1994, or 1995.

     The exercise price and number of shares of Common Stock which can be purchased upon the exercise of the nonqualified stock options are adjusted in the event of stock dividends, split-ups, combinations or exchanges of shares by recapitalization or reclassification. The exercise price and number of shares of Common Stock purchasable upon the exercise of certain nonqualified stock options also are adjusted in the case of the issuance of Common Stock by the Company (other than pursuant to the grant of stock options and restricted stock grants) below the then existing exercise price.

     There are 528,292 shares of the Company's Common Stock reserved for these arrangements as of December 31, 1995.

(10) RETIREMENT PLAN

     The Company offers a discretionary 401(k)Plan (the Plan) to its employees. Under the Plan, employees may defer income on a tax exempt basis, subject to IRS limitation. All employees are eligible to participate in the Plan. Under the Plan, the Company may make discretionary matching contributions. Company contributions paid and expensed in 1995 totaled $42,901. There were no Company contributions to the Plan in 1994 or 1993.

(11) COMMITMENTS

     The Company is obligated for rental expense under a noncancellable operating lease relating to an office facility. Real estate taxes, insurance and maintenance expenses generally are Company obligations. Rental

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES expenses charged to operations were approximately $193,000 in 1995, $225,000 in 1994, and $155,000 in 1993. At December 31, 1995, approximate amounts committed for future fiscal years are as follows:

        1996...............................................................   $140,000
        1997...............................................................    145,000
        1998...............................................................     61,000

     Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     The Company has an agreement with NORAC to purchase Delta-9, the raw material in Marinol. The Company has come to terms on a five-year extension to the agreement to December 31, 1999. Delta-9 is synthesized and purified through a complex and time-consuming process. NORAC is the Company's sole supplier of Delta-9. Currently, the Company maintains a three-year supply of Delta-9.

(12) CONTINGENCIES

     The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company that significantly exceeded the policy limits, it could have a material adverse effect upon the Company's operations and financial condition.

(13) RELATED PARTIES

     EJ Financial Enterprises, Inc. (EJ) is a healthcare investment and consulting company owned by the Company's chairman, an indirect majority stockholder. In addition to the distribution, research, royalty and licensing agreements discussed in Note 7 which were terminated, the Company and EJ currently have a consulting agreement, ending in 1996, which provides for EJ's assistance in the Company's product licensing, development and marketing efforts. The agreement can be cancelled by either party upon 30 days prior written notice. Expenditures under this agreement totaled approximately $50,000
(1995), $106,250 (1994) and $150,000 (1993).

     The Company has an interest-bearing note of approximately $132,000 from one of the Company's officers. The note bears interest at a rate of 6% and is included in other assets.

(14) SUBSEQUENT EVENTS

  (A) SERC(R) LICENSE AGREEMENT; SALE OF PRODUCT AND TRADEMARK RIGHTS

     The Company entered into an agreement in January 1996 with Solvay Duphar of The Netherlands. Unimed licensed the rights to proprietary know-how and manufacturing for the drug SERC(R) (betahistine hydrochloride) in the United States. As part of the agreement, the Company received a $1.4 million payment to help fund product development and for Unimed's product and trademark rights to SERC(R) in Canada, Australia and South Africa. The Company will buy all requirements of Serc(R) from Solvay Duphar, and will pay a royalty on sales of Serc(R) in the United States, if the drug is approved for marketing.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

  (B) WARRANT EXERCISE

     In February 1996, The John N. Kapoor Trust exercised warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $2.125. These warrants, which yielded $1.7 million to the Company, were issued in March 1991 and were to expire March 31, 1996.

  (C) PRIVATE PLACEMENT OF COMMON STOCK

     On February 29, 1996, the Company completed a private placement of 1.4 million unregistered shares of common stock at $6 per share, for $8.4 million. The Company will use its best efforts to file, within 30 days of the final closing, a registration statement with the Securities and Exchange Commission on Form S-3 covering the resale of the shares of Common Stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors
Unimed Pharmaceuticals, Inc.

     Our report on the consolidated financial statements of Unimed Pharmaceuticals, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 13, 1996

                                                                     SCHEDULE II

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                   BALANCE
                                                   BEGINNING     COSTS AND                    AT END
                  DESCRIPTION                      OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
- ------------------------------------------------   ----------    ----------    ----------    ---------
Allowance for doubtful accounts and returns:
  1993..........................................   $  280,000    $   18,000                  $ 298,000
                                                    =========     =========                   ========
  1994..........................................   $  298,000                  $  270,000    $  28,000
                                                    =========                   =========     ========
  1995..........................................   $   28,000    $   15,000                  $  43,000
                                                    =========     =========                   ========
Reserve for inventory obsolescence:
  1993..........................................   $       --    $  250,000                  $ 250,000
                                                    =========     =========                   ========
  1994..........................................   $  250,000                                $ 250,000
                                                    =========                                 ========
  1995..........................................   $  250,000                  $  195,298    $  54,702
                                                    =========                   =========     ========
Accrued restructuring costs:
  1993..........................................   $1,079,680                  $1,079,680    $      --
                                                    =========                   =========     ========
Reserve for Medicaid rebates:
  1993..........................................   $       --    $  326,887    $  326,887    $      --
                                                    =========     =========     =========     ========
  1994..........................................   $       --    $  604,364    $  604,364    $      --
                                                    =========     =========     =========     ========
  1995..........................................   $       --    $1,645,352    $  938,536    $ 706,816
                                                    =========     =========     =========     ========

                                                                      EXHIBIT 11

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     COMPUTATION OF INCOME (LOSS) PER SHARE
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                              1995
                                                     ----------------------     1994(1)      1993(1)
                                                                    FULLY      ---------    ----------
                                                      PRIMARY      DILUTED      PRIMARY      PRIMARY
                                                     ---------    ---------    ---------    ----------
Common and equivalent shares:
  Weighted average shares outstanding.............   6,178,453    6,226,729    6,127,161     6,040,606
  Additional shares assuming exercise of dilutive
     stock options................................     499,226      637,761       33,040            --
  Additional shares assuming exercise of dilutive
     stock warrants...............................     352,874      436,431      240,865            --
                                                     ---------    ---------    ---------     ---------
Average number of common and common equivalent
  shares..........................................   7,030,553    7,300,921    6,401,066     6,040,606
                                                     =========    =========    =========     =========
Net income (loss):
  Net income (loss)...............................    $625,062     $625,062      $40,708     $(852,294)
                                                     =========    =========    =========    ==========
Net income (loss) per common and common equivalent
  share(1):.......................................       $0.09        $0.09        $0.01        $(0.14)
                                                     =========    =========    =========     =========

- -------------------------
Note:

(1) The fully diluted calculation is not presented in the 1994 and 1993 computations since they would have been antidilutive, as the resultant net income (loss) per share is the same as for primary net income (loss) per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunder duly authorized.

                                          UNIMED PHARMACEUTICALS, INC.

                                          By:        /s/ STEPHEN M. SIMES

                                            ------------------------------------
                                                      Stephen M. Simes
                                               President and Chief Executive
                                                           Officer

April 1, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME                                CAPACITY(IES)                   DATE
- ----------------------------------------   -----------------------------------   ---------------
         /s/ DR. JOHN N. KAPOOR            Chairman and Director                 April 1, 1996
- ----------------------------------------
           Dr. John N. Kapoor
          /s/ STEPHEN M. SIMES             President, Chief Executive Officer    April 1, 1996
- ----------------------------------------     and Director
            Stephen M. Simes
           /s/ DAVID E. RIGGS              Senior Vice President, Chief          April 1, 1996
- ----------------------------------------     Financial Officer, Secretary and
             David E. Riggs                  Treasurer
            /s/ FRED HOLUBOW               Director                              April 1, 1996
- ----------------------------------------
              Fred Holubow
          /s/ ROBERT D. HUNTER             Director                              April 1, 1996
- ----------------------------------------
            Robert D. Hunter
         /s/ JAMES J. LEMPENAU             Director                              April 1, 1996
- ----------------------------------------
           James J. Lempenau
           /s/ ROLAND WEISER               Director                              April 1, 1996
- ----------------------------------------
             Roland Weiser

                                 EXHIBIT INDEX

EXHIBIT NUMBER
- ---------------
    4-D           Stock and Warrant Agreement, dated as of August 11, 1995,
                  between the Company and Laboratoires Besins Iscovesco S.A.
    4-E           Warrant, dated August 11, 1995, for 72,550 shares of Common
                  Stock, issued to Laboratoires Besins Iscovesco S.A.
    4-F           Registration Rights Agreement, dated August 11, 1995,
                  between the Company and Laboratoires Besins Iscovesco S.A.
    4-G           Warrant, dated February 29, 1996, for 140,000 shares of
                  Common Stock, issued to Sunrise Securities Corp.
    4-H           Registration Rights Agreement, dated February 29, 1996,
                  between the Company and certain holders of Common Stock.
   10-B(iii)      Agreement between Roxane Laboratories, Inc. and the
                  Company, dated January 20, 1995 and letter amendment dated November 22, 1995.
   10-K           Unimed Pharmaceuticals, Inc. 1991 Stock Option Plan, as
                  amended through March 29, 1996.
   10-M           Employment Agreement, dated as of October 11, 1994, between the Company and Stephen M. Simes.
   10-N           Employment Agreement, dated as of November 3, 1994, between the Company and Robert E. Dudley.
   10-Q           Sales Agency Agreement, dated January 22, 1996, between
                  Sunrise Securities Corp. and the Company.
   11             Computation of Income (Loss) per Share
   24(a)          Consent of Coopers & Lybrand L.L.P.
   27             Financial Data Schedule