Form 10-Q
period 1996-03-31
UNIMED PHARMACEUTICALS INC
filed 1996-05-08
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.


           For Quarter Ended March 31, 1996  Commission file number 0-3390


                            UNIMED PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)



                DELAWARE                       22-1685346
    (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification Number)

        2150 E. Lake Cook Rd.,                    60089
       Buffalo Grove, Illinois                  (Zip Code)
   (Address of principal executive
   offices)

         Registrant's telephone number        (847) 541-2525
            including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days:     Yes  X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

        Title of each class        Number of shares outstanding
            Common Stock                    8,620,886
          ($.25 par value)

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                                               Page
                                                              Number

   PART I.    Financial Information

        ITEM 1.   Financial Statements

                  Condensed Consolidated Balance Sheets          3

                  Condensed Consolidated Statements of           5
                  Operations
                  Condensed Consolidated Statements of Cash      6
                  Flows
                  Notes to Condensed Consolidated Financial      7
                  Statements

                  Management's Discussion and Analysis of        8
      ITEM 2.     Results of Operations and Financial
                  Condition


   PART II.    Other Information                                10

   SIGNATURE PAGE                                               11


     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets

                                             March 31,  December 31,
                                               1996         1995
     ASSETS                                 (unaudited)
     Current assets:
     Cash and cash equivalents           $  20,205,946   $ 7,011,843
     Short-term investments                      - - -     1,388,756
     Receivables:
       Trade                                   934,378     1,548,148
       Other                                    49,434       535,104

         Total receivables                     983,812     2,083,252

     Inventories                             2,748,203     3,327,939
     Prepaid expenses                          274,301       276,043

         Total current assets               24,212,262    14,087,833
     Leasehold improvements and
     equipment                               1,930,264     1,922,006
     Less accumulated depreciation and
     amortization                            1,092,641     1,050,866
         Net                                   837,623       871,140

     Investment, at cost                       600,000       600,000
     Other assets                              725,189       746,208

         Total assets                     $ 26,375,074  $ 16,305,181


         See accompanying notes to consolidated financial statements.

     Item 1 - Financial Statements
     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets


                                                   March 31, December 31,
                                                    1996          1995
                                                  (unaudited)

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                             $  166,891    $  416,705
     Accrued liabilities                             477,045       511,446
     Income taxes payable                             14,231        20,000
     Due to Roxane                                 3,190,324     3,716,633
     Deferred research and development revenues    2,036,035     1,000,000
       Total current liabilities                   5,884,526     5,664,784

   Stockholders' equity:
     Common stock, $.25 par value; authorized
        12,000,000 shares; issued and outstanding:
        8,620,886 and 6,270,886                    2,155,222     1,567,722
     Additional paid-in capital                   26,602,939    17,559,861
     Accumulated deficit                          (8,308,430)   (8,527,869)
     Accumulated foreign currency translation
        adjustment                                    40,817        40,683

       Total stockholders' equity                 20,490,548    10,640,397

       Total liabilities and stockholders'
         equity                                  $26,375,074  $ 16,305,181


            See accompanying notes to consolidated financial statements.

     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1996 and 1995
     (Unaudited)

                                               March 31,    March 31,
                                                 1996        1995
     Net sales                               $ 1,556,247  $ 1,672,382
     Research and development revenue            172,180        - - -
     Total revenue                             1,728,427    1,672,382
     Cost of sales                               678,551      708,657
     Gross profit                              1,049,876      963,725

     Operating and administrative expenses       559,336      579,551
     Sales and marketing expenses                218,779      270,463
     Research and development expenses           431,071      113,988

     Loss from operations                       (159,310)       (277)

     Other income (expense):
         Gain on sale of trademark               200,000        - - -
         Interest income                         193,837      102,218
         Other expense                           (21,019)       - - -
     Income before income taxes                  213,508      101,941

     Income tax benefit                            5,931        8,300
     Net income                               $  219,439   $  110,241

     Net income per share:
         Primary                              $      .03   $      .02
         Fully diluted                        $      .03   $      .02
     Weighted average number of common and
       common equivalent shares outstanding:
         Primary                               7,836,824    6,509,002
         Fully diluted                         8,236,090    6,660,178

            See accompanying notes to consolidated financial statements.

     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995
     (Unaudited)

                                                 March 31,   March 31,
                                                  1996         1995
     Cash flows provided by operations:
     Net income                                $   219,439   $  110,241
     Adjustments to reconcile net income to
      net cash provided by operations:
       Depreciation and amortization                45,000       45,055
       Write-off of Investment in Medisperse        21,019        - - -
       Other                                           134        2,026
       Decrease in current receivables           1,099,440      103,310
       Decrease (Increase) in inventories          579,736   (2,503,989)
       Decrease in prepaid expenses                  1,742       45,539
       Decrease in payables and accrued
        liabilities                               (289,984)     (55,772)
       (Decrease) Increase in due to Roxane       (526,309)   2,561,737
        Net cash provided by operating
         activities                              1,150,217      308,147

     Cash flows provided by investing
     activities:
       (Purchase) sale of equipment, net           (11,483)      10,609
       Sale of short-term investments            1,388,756        3,099
         Net cash provided by investing
           activities                            1,377,273       13,708


     Cash flows provided by (used in)
     financing activities:
       Issuance of note receivable                   - - -     (132,252)
       Proceeds from issuance of common stock    9,630,578        - - -
       Deferred research and development
        revenues-net                             1,036,035        - - -
         Net cash provided by (used in)
           financing activities                 10,666,613     (132,252)

     Increase in cash and cash equivalents      13,194,103      189,603
     Cash and cash equivalents at beginning
     of period                                   7,011,843    6,101,093
     Cash and cash equivalents at end of
     period                                   $ 20,205,946   $6,290,696


     Supplemental disclosures of cash flow
     information:
     Cash paid during the period for:
       Income taxes                           $      5,769   $    1,663

         See accompanying notes to consolidated financial statements.

      UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
                                   March 31, 1996
                                     (Unaudited)


     NOTE 1

     The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1995, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the ``Company''), its wholly-owned subsidiaries, Unimed Canada, Inc. and Unimed Technology Management, Inc.

     In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three month periods ended March 31, 1996 and 1995.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission.

     Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION


     Results of Operations

     Three Months Ended March 31, 1996 vs. Three Months
     Ended March 31, 1995

     Total revenue for the three months ended March 31, 1996 (the ``Fiscal 1996 Period'') increased three percent over total revenue for the three months ended March 31, 1995 (the ``Fiscal 1995 Period''). Total revenue consists of net sales and research and development revenue. Net income was $219,439 or three cents per share for the Fiscal 1996 Period. Net income for the Fiscal 1995 Period was $110,241 or two cents per share.

     Net sales for the Fiscal 1996 Period declined by seven percent or $116,135 to $1,556,247 compared to net sales of $1,672,382 for the Fiscal 1995 Period. The decline in net sales was attributable to the sale of the Company's property rights in and regulatory approvals of Serc[R] (betahistine HCl) to Solvay-Duphar as of December 31, 1995. Accordingly, no sales of Serc were recorded during the Fiscal 1996 Period, whereas, net sales from Serc were $228,760 for the Fiscal 1995 Period. Net sales were further reduced by terminating distribution of the Company's over-the-counter products, as of December 31, 1995. Net sales of over-the-counter products were $106,395 for the Fiscal 1995 Period. The discontinuation of Serc and the over-the-counter products was off-set by a 16% sales increase in Marinol[R] (dronabinol). Marinol is currently the sole remaining source of product sales to the Company. Marinol sales increased due to higher unit volume.

     Total revenue, in addition to net sales, included $172,180 in research and development revenue in the Fiscal 1996 Period from foreign licensors' partial support of clinical development programs on in-licensed products. Approximately $2 million of future research and development expenditures will be offset by deferred research and development revenues paid to the Company by foreign licensors.

     Cost of sales decreased by $30,106 or four percent for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. This decrease is due to the above mentioned sale of Serc and the discontinuation of the Company's over-the-counter products. The decrease in cost of sales was off-set by a provision for obsolete inventory. Cost of sales expressed as a percent of net sales increased to 44% from 42% for the same period in 1995.

     Operating and administrative expenses decreased in the Fiscal 1996 Period by $20,215 or three percent. Operating and administrative expenses as a percentage of net sales were 36% in the Fiscal 1996 Period compared to 35% in the Fiscal 1995 Period.

     Sales and marketing expenses  decreased $51,684 or  19%
     in the Fiscal 1996 Period. Sales and marketing expenses were 14% of net sales in the Fiscal 1996 Period compared to 16% in the Fiscal 1995 Period.

     Research and development expenses in the Fiscal 1996 Period were $431,071, compared to $113,988 in the Fiscal 1995 Period. Research and development expenses were 28% of net sales for the Fiscal 1996 Period, and four percent of net sales for the Fiscal 1995 Period. The increase is due to clinical development of NTZ, Androgel[TM] and Androgel[TM]-DHT. The Company has added clinical and regulatory staff to manage its products' clinical development. Research and development expenses of $172,180 were offset by research and development revenue in the Fiscal 1996 Period.

     The Company expects research and development expenses to increase as planned product development continues.

     Liquidity

     At March 31, 1996, the Company had cash and cash equivalents of $20,205,946, compared to $7,011,843 at December 31, 1995, an increase of $13,194,103. The Company generated $1,388,756 from maturing short-investments during the Fiscal 1996 Period.

     The Company generated net cash from operations totaling $1,150,217 for the quarter ended March 31, 1996. Current receivables decreased by $1,099,440 due to receipt of cash payments due under a foreign license agreement and royalty payments from the Company's distributor of Marinol[R]. Inventories decreased $579,736 due to ongoing sales of Marinol[R] and the timing of new inventory deliveries.

     The Company generated $9,630,578 from the issuance of common stock during the Fiscal 1996 period.
     Approximately $7,600,000 was received from a private placement of the Company's common stock. Approximately $1,700,000 was received from exercised stock warrants owned by the Company's Chairman. Approximately $320,000 was received in connection with stock option exercises.

      PART II - OTHER INFORMATION


     Item 1.        Legal Proceedings                None


     Item 2.        Changes in Securities            None


     Item 3.        Defaults Upon Senior Securities  None

     Item 4.        Submission of Matters to Vote    None
                      of Security Holders

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



                             UNIMED PHARMACEUTICALS, INC.






     Date: May 8, 1996         By:        /s/  Stephen M. Simes
                                       Stephen M. Simes
                                       President and Chief Executive Officer




     Date: May 8, 1996          By:        /s/ David E. Riggs
                                        David E. Riggs
                                        Senior Vice President, Chief Financial
                                        Officer, Secretary and Treasurer