Form 10-Q
period 1996-06-30
UNIMED PHARMACEUTICALS INC
filed 1996-08-13
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.


           For Quarter Ended June 30, 1996  Commission file number 0-3390


                            UNIMED PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)



               DELAWARE                        22-1685346
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)        Identification  Number)

         2150 E. Lake Cook Rd.                        60089
        Buffalo Grove, Illinois                     (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number            (847) 541-2525
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

      Title of each class                           Number of shares outstanding
         Common Stock                                          8,715,532
       ($.25 par value)

                    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                                         Page Number


     PART I. Financial Information

                      Financial Statements
         ITEM 1.
                      Consolidated Balance Sheets             3

                      Consolidated Statements of              5
                       Operations
                      Consolidated Statements of Cash         6
                       Flows
                      Notes to Consolidated Financial         7
                       Statements
         ITEM 2.      Management's Discussion and             8
                       Analysis of Results of Operations
                       and Financial Condition


     PART II. Other Information                              12


     SIGNATURE PAGE                                          13


     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets

                                              June 30,  December 31,
                                               1996         1995
                                           (unaudited)
     ASSETS
     Current assets:
     Cash and cash equivalents             $ 5,263,705    $ 7,011,843
     Short-term investments                 16,210,018      1,388,756
     Receivables:
       Trade                                   694,811      1,548,148
       Other                                    40,968        535,104

         Total receivables                     735,779      2,083,252

     Inventories                             4,967,178      3,327,939
     Prepaid expenses                          270,167        276,043

         Total current assets               27,446,847     14,087,833

     Leasehold improvements and equipment    1,949,090      1,922,006
     Less accumulated depreciation and       1,137,890      1,050,866
     amortization

         Net                                   811,200        871,140

     Investment, at cost                       600,000        600,000
     Other assets                              592,936        746,208

         Total assets                      $29,450,983    $16,305,181

            See accompanying notes to consolidated financial statements.

     Item 1 - Financial Statements
     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets

                                                   June 30,  December 31,
                                                    1996          1995
                                                (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                           $   185,277   $   416,705
     Accrued liabilities                            722,756       511,446
     Income taxes payable                            18,300        20,000
     Due to Roxane                                5,157,904     3,716,633
     Deferred research and development revenues   1,963,512     1,000,000

       Total current liabilities                  8,047,749     5,664,784

   Stockholders' equity:
     Common stock, $.25 par value; authorized
      30,000,000 and 12,000,000 shares; issued
      and outstanding:  8,715,532
      and 6,270,886                               2,178,883     1,567,722
     Additional paid-in capital                  27,139,814    17,559,861
     Accumulated deficit                         (7,956,393)   (8,527,869)
     Accumulated foreign currency translation
      adjustment                                     40,930        40,683

       Total stockholders' equity                21,403,234    10,640,397

       Total liabilities and stockholders'      $29,450,983   $16,305,181
        equity

            See accompanying notes to consolidated financial statements.

     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Statements of Operations
     Three and Six Months Ended June 30, 1996 and 1995
     (Unaudited)


                                 Three Months Ended      Six Months Ended
                                      June 30                 June 30
                                 1996        1995        1996        1995
Net sales                      $1,692,575  $1,639,228 $3,248,822  $3,311,610
Research and development revenue   72,523       - - -    244,703       - - -
Total revenue                   1,765,098   1,639,228  3,493,525   3,311,610
Cost of sales                     820,146     705,385  1,498,697   1,414,042

Gross profit                      944,952     933,843  1,994,828   1,897,568

Operating and administrative
 expenses                         512,972     516,135  1,072,308   1,095,686
Sales and marketing expenses      302,017     272,449    520,796     542,912
Research and development
 expenses                         344,838     129,390    775,909     243,378
Total expenses                  1,159,827     917,974  2,369,013   1,881,976

(Loss) income from operations    (214,875)     15,869   (374,185)     15,592

Other income (expense):
  Interest income                 265,837     117,716    459,674     219,934
  Product right sublicense gain   311,075       - - -    311,075       - - -
  Gain on sale of trademark         - - -       - - -    200,000       - - -
  Other expense                     - - -       - - -    (21,019)      - - -

Income before income taxes        362,037     133,585    575,545     235,526

Income tax expense (benefit)       10,000       - - -      4,069      (8,300)

Net income                     $  352,037  $  133,585 $  571,476  $  243,826

Net income per share:
  Primary                      $      .04  $      .02 $      .07  $      .04
  Fully diluted                $      .04  $      .02 $      .07  $      .04

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                       9,268,939   6,836,961  8,557,441   6,734,804
  Fully diluted                 9,300,710   6,932,420  8,790,838   6,932,420

            See accompanying notes to consolidated financial statements.

     UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1996 and 1995
     (Unaudited)
                                                     Six Months Ended
                                                         June 30

                                                   1996           1995
   Cash flows provided by operations:
   Net income                                   $  571,476       $ 243,826
   Adjustments to reconcile net income to net
    cash provided by operations:
      Depreciation and amortization                 90,249          92,836
      Write-off of Investment in Medisperse         21,019           - - -
      Other                                          1,949           1,712
      Decrease in current receivables            1,345,772         133,038
      Increase in inventories                   (1,639,239)     (2,209,357)
      Decrease in prepaid expenses                   5,876          71,562
      (Decrease) increase in payables and
       accrued liabilities                         (21,818)         12,442
      Increase in due to Roxane                  1,441,270       2,518,918
        Net cash provided by operating
         activities                              1,816,554         864,977

   Cash flows used in investing activities:
      (Purchase) sale of equipment, net            (30,308)         10,609
      (Purchase) sale of short-term
       investments, net                        (14,821,262)          6,198
      Investment in Romark Laboratories,L.C.         - - -        (500,000)
        Net cash used in investing activities  (14,851,570)       (483,193)

   Cash flows provided by (used in) financing
    activities:
      Proceeds from payment of note
       receivable                                  132,252           - - -
      Proceeds from issuance of stock           10,191,114           6,187
      Issuance of note receivable                    - - -        (132,252)
      Deferred research and development
       revenue, net                                963,512           - - -
        Net cash provided by (used in)
         financing activities                   11,286,878        (126,065)

   (Decrease) increase in cash and cash
    equivalents                                 (1,748,138)        255,719
   Cash and cash equivalents at beginning of
    period                                       7,011,843       6,101,093
   Cash and cash equivalents at end of period  $ 5,263,705    $  6,356,812


   Supplemental disclosures of cash flow
    information:
   Cash paid during the period for:
      Income taxes                             $     5,769    $      1,663

            See accompanying notes to consolidated financial statements.

                    UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)


     NOTE 1

     The consolidated financial information herein is unaudited, other than the Consolidated Balance Sheet at December 31, 1995, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the "Company"), its wholly-owned subsidiaries, Unimed Canada, Inc. and Unimed Technology Management, Inc.

     In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six-month period ended June 30, 1996 and 1995.

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

     Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION

     Results of Operations

     Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

     Total revenue for the six months ended June 30, 1996 increased five percent over total revenue for the six months ended June 30, 1995. Total revenue consists of net sales and research and development revenue. Net income was $571,476 or seven cents per share for the six months ended June 30, 1996. Net income for the six months ended June 30, 1995 was $243,826 or four cents per share.

     Net sales for the six months ended June 30, 1996 declined by two percent or $62,788 to $3,248,822 compared to net sales of $3,311,610 for the six months ended June 30, 1995. The decline in net sales was attributable to two changes in the Company's marketed product line: 1) the sale of the Company's property rights in and regulatory approvals of Serc [R] (betahistine HCl) to Solvay-Duphar as of December 31, 1995 and 2) the termination of distribution of the Company's over-the-counter products as of December 31, 1995. Accordingly, no sales of Serc or the over-the-counter products were recorded during the six month period ended June 30, 1996, whereas, net sales from Serc were $499,557 for the six months ended June 30, 1995 and net sales of over-the-counter products were $160,285 for the six months ended June 30, 1995. The discontinuation of Serc and the over-the-counter products was off-set by a 23% sales increase in Marinol [R] (dronabinol). Marinol sales for the six month period ended June 30, 1996 increased $597,054 to $3,248,822 due to higher unit volume and a price increase. Marinol is currently the sole source of product sales to the Company.

     Total revenue, in addition to net sales, included $244,703 in research and development revenue in the six month period ended June 30, 1996 from foreign licensors' partial support of clinical development programs. Approximately $2 million of future research and development expenditures are expected to be offset by deferred research and development revenues paid to the Company by foreign licensors.

     Interest income increased to $459,674 in the six month period ended June 30, 1996, $239,740 higher than in the six month period ended June 30, 1995 primarily due to higher invested cash balances.

     Cost of sales increased by $84,655 or six percent for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. This increase is due to the corresponding increase in Marinol sales and a provision for obsolete inventory, offset by the discontinuation of Serc and the Company's over-the-counter products. Cost of sales expressed as a percent of net sales increased to 46% from 43% for the same period in 1995.

     Operating and administrative expenses decreased for the six months ended June 30, 1996 by $23,378 or two percent. Operating and administrative expenses as a percentage of net sales were 33% in both six month periods ended June 30, 1996 and 1995, respectively.

     Sales and marketing expenses decreased $22,116 or 4% in the six month period ended June 30, 1996. Sales and marketing expenses were 16% of net sales for both six month periods ended June 30, 1996 and 1995, respectively.

     Research and development expenses during the six months ended June 30, 1996 were $775,909 compared to $243,378 in the same period in 1995. Research and development expenses were 24% of net sales for the six months ended June 30, 1996, and seven percent of net sales for the same period in 1995. The increase is due to clinical development of NTZ, Androgel [TM] and Androgel [TM]-DHT which included the addition of clinical and regulatory staff to manage clinical development programs. Unimed has obtained an exclusive license to develop and market oral dosage formulations of NTZ for human use in the United States, Canada, Australia and New Zealand from Romark Laboratories, L.C. of Tampa, Florida, and an exclusive license from Besins Iscovesco of Paris, France covering the Androgel [TM] products. The research and development expenses of $775,909 were offset by research and development revenue of $244,703 in the six months ended June 30, 1996.

     The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues.

     Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

     Total revenue for the three months ended June 30, 1996 increased eight percent over total revenue for the three months ended June 30, 1995. Total revenue consists of net sales and research and development revenue. Net income was $352,037 or four cents per share for the three months ended June 30, 1996. Net income for the three months ended June 30, 1995 was $133,585 or two cents per share.

     Net sales for the three months ended June 30, 1996 were $1,692,575, representing an increase of three percent or $53,347 compared to net sales of $1,639,228 for the three months ended June 30, 1995. The increase in net sales was attributable to a 29% increase in Marinol sales. The increase in net sales was offset by two changes in the Company's marketed product line: 1) the sale of the Company's property rights in and regulatory approvals of Serc to Solvay-Duphar as of December 31, 1995 and
     2) the termination of distribution of the Company's over-the-counter products as of December 31, 1995. Accordingly, no sales of Serc or over-the-counter products were recorded during the three months ended June 30, 1996, whereas, net sales from Serc were $270,797 for the three months ended June 30, 1995 and net sales of over-the-counter products were $53,890 for the three months ended June 30, 1995. Marinol is currently the sole source of product sales to the Company. Marinol sales increased due to higher unit volume and a price increase.

     Total revenue, in addition to net sales, included $72,523 in research and development revenue in the three month period ended June 30, 1996 from foreign licensors' partial support of clinical development programs. Approximately $2 million of future research and development expenditures are expected to be offset by deferred research and development revenues paid to the Company by foreign licensors.

     Interest income increased $148,121, or 126%, to $265,837 in the three month period ended June 30, 1996 as compared to the same three month period in 1995. This increase was due primarily to higher invested cash balances.

     Cost of sales increased by $114,761 or sixteen percent for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. This increase is due to the corresponding increase in Marinol sales, offset by the discontinuation of Serc and the Company's over-the-counter products. Cost of sales expressed as a percent of net sales increased to 48% from 43% for the same period in 1995.

     Operating and  administrative expenses  decreased  during the  three  month
     period ended  June  30, 1996  by  $3,163 or  one  percent.   Operating and
     administrative expenses as a percentage of net sales were 30% in the three months ended June 30, 1996 compared to 31% for the same period in 1995.

     Sales and marketing expenses increased $29,568 or 11% in the three month period ended June 30, 1996. Sales and marketing expenses were 18% of net sales in the three month period ended June 30, 1996 compared to 17% for the same period in 1995.

     Research and development expenses in the three month period ended June 30, 1996 were $344,838, compared to $129,390 in the same period ended in 1995. Research and development expenses were 20% and 8% of net sales for the three month periods ended June 30, 1996 and 1995, respectively. The increase is due to clinical development of NTZ, Androgel [TM] and Androgel [TM]-DHT which included the addition of clinical and regulatory staff to manage clinical development programs. The research and development expenses of $344,838 were offset by research and development revenue of $72,523 for the three months ended June 30, 1996.

     The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues.

     Liquidity

     At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $21,473,723 compared to $8,400,599 at December 31, 1995, an increase of $13,073,124.

     The Company generated net cash from operations totaling $1,816,554 for the six months ended June 30, 1996. Current receivables decreased by $1,345,772 due to receipt of cash due under a foreign license agreement and a royalty from the Company's distributor of Marinol. Inventories increased $1,639,239 primarily due to final delivery of 1995 Marinol raw material production. Marinol inventories are normally depleted throughout the year until delivery of the new annual production lot.

     The Company's distributor advances funds to the Company required to maintain Marinol inventories. During the six month period ended June 30, 1996, the distributor advanced the Company approximately $1,400,000. The current liability, Due to Roxane, is relieved on a quarterly basis from royalties remitted to the Company. The reduction in the quarterly royalty corresponds to the cost of Marinol inventory sold during the quarter.

     The Company generated $10,191,000 from the issuance of common stock during the six month period ended June 30, 1996. Net proceeds of approximately $7,500,000 were received from a private placement of the Company's common stock. Approximately $1,700,000 was received from exercised stock warrants owned by the Company's Chairman. Approximately $500,000 was received in the six month period ended June 30, 1996 in connection with stock option exercises. Additionally, in May the Company signed a collaboration agreement with BioChem Therapeutic Inc., the wholly-owned therapeutic subsidiary of BioChem Pharma resulting in the purchase of 50,771 shares of the Company's stock for proceeds of $489,000. The Company also received $311,075 for the sublicense of product rights in Canada to NTZ, Androgel [TM] and Androgel [TM]-DHT. Successful development of the Androgel [TM] products may result in additional equity investment and milestone payments from BioChem Therapeutic Inc.

      PART II - OTHER INFORMATION


     Item 1.        Legal Proceedings                      None


     Item 2.        Changes in Securities                  None


     Item 3.        Defaults Upon Senior Securities        None


     Item 4.        Submission of Matters to Vote
                      of Security Holders

     On May 2, 1996, at the Annual Meeting of Stockholders, the stockholders re-elected one Director. The stockholders also adopted an amendment to increase the number of shares covered by the 1991 Stock Option Plan from 1,000,000 to 1,800,000. In addition, the stockholders approved an amendment to the Corporation's Certificate of Incorporation to increase the Company's authorized Common Stock from 12,000,000 to 30,000,000 shares. The results of the shareholder vote are shown below.

                                                      Abstentions/   Broker
                                 For        Against     Withheld   Non-votes
     Stephen M. Simes         6,702,960        0        234,398        0
     1991 Stock Option Plan   4,094,182     500,409      31,267    2,311,500
     Certificate of           6,473,577     430,253      33,528        0
      Incorporation


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



                                        UNIMED PHARMACEUTICALS, INC.





     Date:  August 13, 1996           By:   /s/    Stephen M. Simes
                                          Stephen M. Simes
                                          President and Chief Executive Officer




     Date:  August 13, 1996           By:   /s/    David E. Riggs
                                          David E. Riggs
                                          Senior Vice President, Chief Financial
                                            Officer, Secretary and Treasurer