Form 10-Q
period 1996-09-30
UNIMED PHARMACEUTICALS INC
filed 1996-11-05
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended September 30, 1996  Commission file number 0-3390


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
including area code


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days:     Yes   X   No .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996:

     Title of each class     Number of shares outstanding
        Common Stock                 8,770,312
      ($.25 par value)

              UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY



                                                           Page
                                                          Number


  PART I.   Financial Information

       ITEM 1.   Financial Statements
                  Condensed Consolidated Balance
                  Sheets                                     3

                 Condensed Consolidated Statements of
                  Operations                                 5
                 Condensed Consolidated Statements of
                  Cash Flows                                 6
                 Notes to Condensed Consolidated
                  Financial Statements                       7

       ITEM 2.   Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                        8


  PART II.    Other Information                             12


  SIGNATURE PAGE                                            13

  PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements
  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Balance Sheets
  (Unaudited)

                                        September     December
                                           30,           31,
                                          1996          1995
  ASSETS
  Current assets:
  Cash and cash equivalents            $ 3,531,234   $ 7,011,843
  Short-term investments                16,271,815     1,388,756
  Receivables:
    Trade                                1,755,561     1,548,148
    Other                                   80,214       535,104

      Total receivables                  1,835,775     2,083,252

  Inventories                            4,681,424     3,327,939
  Prepaid expenses                         145,024       276,043

      Total current assets              26,465,272    14,087,833

  Leasehold improvements and
   equipment                             1,983,827     1,922,006
  Less accumulated depreciation and
   amortization                          1,180,785     1,050,866

      Net                                  803,042       871,140

  Investment in and subordinated
   debenture from Romark
   Laboratories, L.C.                    2,275,910       600,000
  Other assets                             584,934       746,208

      Total assets                    $ 30,129,158  $ 16,305,181

See accompanying notes to condensed consolidated financial statements.

  Item 1 - Financial Statements
  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Balance Sheets
  (Unaudited)

                                              September 30, December 31,
                                                  1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $     310,067  $    416,705
  Accrued liabilities                               945,926       511,446
  Income taxes payable                               18,300        20,000
  Due to Roxane                                   5,221,754     3,716,633
  Deferred research and development revenues      1,653,697     1,000,000

    Total current liabilities                     8,149,744     5,664,784

Stockholders' equity:
  Common stock, $.25 par value; authorized
    30,000,000 and 12,000,000 shares; issued
    issued and outstanding:  8,761,312 and
    6,270,886                                     2,190,329     1,567,722
  Additional paid-in capital                     27,312,755    17,559,861
  Accumulated deficit                            (7,564,529)   (8,527,869)
  Accumulated foreign currency translation
   adjustment                                        40,859        40,683

    Total stockholders' equity                   21,979,414    10,640,397

    Total liabilities and stockholders'
      equity                                  $  30,129,158  $ 16,305,181

  See accompanying notes to condensed consolidated financial statements.

  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Statements of Operations
  Three and Nine Months Ended September 30, 1996 and 1995
  (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                  1996       1995        1996        1995
Net sales                      $2,088,692  $1,921,236  $5,337,514 $5,232,846
Research and development
revenue                           309,815      82,352     554,518     82,352
Total revenue                   2,398,507   2,003,588   5,892,032  5,315,198
Cost of sales                     855,539     887,289   2,354,236  2,301,331

Gross profit                    1,542,968   1,116,299   3,537,796  3,013,867

Operating and administrative
 expenses                         572,202     525,285   1,644,510  1,620,971
Sales and marketing expenses      379,075     253,669     899,871    796,581
Research and development
 expenses                         488,149     291,778   1,264,058    535,156
Total expenses                  1,439,426   1,070,732   3,808,439  2,952,708

Income (loss) from operations     103,542      45,567    (270,643)    61,159

Other income (expense):
   Interest income                296,324     100,647     755,998    320,581
   Product right sublicense
    gain                            - - -       - - -     311,075      - - -
   Gain on sale of trademark        - - -       - - -     200,000      - - -
   Other expense                  (8,002)       - - -     (29,021)     - - -

Income before income taxes        391,864     146,214     967,409    381,740

Income tax expense (benefit)        - - -       - - -       4,069     (8,300)

Net income                       $391,864    $146,214    $963,340   $390,040

Net income per share:
   Primary                          $ .04       $ .02       $ .11      $ .06
   Fully diluted                    $ .04       $ .02       $ .11      $ .06
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                      9,242,164   7,115,098   8,763,683  6,909,105
   Fully duluted                9,374,925   7,131,381   9,038,816  7,070,081

   See accompanying notes to condensed consolidated financial statements.

  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 1996 and 1995
  (Unaudited)                                   Nine Months Ended
                                                   September 30
                                               1996          1995
  Cash flows provided by operations:
  Net income                                $  963,340    $  390,040
  Adjustments to reconcile net income to
   net cash provided by operations:
     Depreciation and amortization             136,844       133,463
     Write-off of investments                   29,021        50,000
     Other                                         176         (334)
     Decrease (increase) in current
      receivables                              247,477       (89,351)
     Increase in inventories                (1,353,485)   (1,640,625)
     Decrease in prepaid expenses              131,019       175,815
     Increase in payables and accrued
      liabilities                              326,142        28,054
     Increase in due to Roxane               1,505,121     2,161,238
       Net cash provided by operating
        activities                           1,985,657     1,208,300

  Cash flows used in investing activities:
     (Purchase) sale of equipment, net         (68,746)       28,249
     (Purchase) sale of short-term
      investments, net                     (14,883,059)        9,297
     Investment in and subordinated
      debenture from Romark
      Laboratories, L.C.                     1,675,910)     (500,000)
       Net cash used in investing
        activities                         (16,627,715)     (462,454)

  Cash flows provided by financing
   activities:
     Collection of note receivable             132,252         - - -
     Proceeds from issuance of stock        10,375,500       152,377
     Issuance of note receivable                 - - -      (132,252)
     Deferred research and development
      revenue, net                             653,697       500,000
       Net cash provided by financing
        activities                          11,161,449       520,125

  (Decrease) increase in cash and cash
   equivalents                              (3,480,609)    1,265,971
  Cash and cash equivalents at beginning of
   period                                    7,011,843     6,101,093
  Cash and cash equivalents at end of
   period                                  $ 3,531,234   $ 7,367,064

  Supplemental disclosures of cash flow
   information:
  Cash paid during the period for:
     Income taxes                             $  5,769      $  1,663

   See accompanying notes to condensed consolidated financial statements.

              UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
                           September 30, 1996
                              (Unaudited)

  NOTE 1

  The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1995, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the ``Company'') and its wholly-owned subsidiary, Unimed Canada, Inc.

  In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine-month period ended September 30, 1996 and 1995.

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

Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

  Nine Months Ended September 30, 1996 vs. Nine Months Ended September
  30, 1995

  Total revenue for the nine months ended September 30, 1996 increased 11% over total revenue for the nine months ended September 30, 1995. Total revenue consists of net sales and research and development revenue. Net income was $963,340 or eleven cents per share for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1995 was $390,040 or six cents per share.

  Net sales for the nine months ended September 30, 1996 increased 2% or $104,668 to $5,337,514 compared to net sales of $5,232,846 for the nine months ended September 30, 1995. The increase in net sales was attributable to a $1,093,784 increase in Marinol[R] (dronabinol) sales, representing a 26% increase, for the nine months ended September 30, 1996, offset by two changes in the Company's marketed product line: 1) the sale of the Company's property rights in and regulatory approvals of Serc[R] (betahistine HCl) to Solvay-Duphar as of January 1, 1996 and 2) the termination of distribution of the Company's over-the-counter products as of December 31, 1995. Accordingly, no sales of Serc or the over-the-counter products were recorded during the nine month period ended September 30, 1996, whereas, net sales from Serc were $771,270 for the nine months ended September 30, 1995 and net sales of over-the-counter products were $217,846 for the nine months ended September 30, 1995. The increase in Marinol sales for the nine month period ended September 30, 1996 from $4,243,730 to $5,337,514 was due to higher unit volume and a price increase in the United States, as well as the launch of Marinol in South Africa. Marinol is currently the sole source of product sales to the Company.

  Total revenue included $554,518 in research and development revenue in the nine month period ended September 30, 1996 from foreign licensors' partial support of clinical development programs. $1,653,697 of future research and development expenditures are expected to be offset by deferred research and development revenues paid to the Company by foreign licensors.

  Interest income was $755,998 in the nine month period ended September 30, 1996, $435,417 higher than in the nine month period ended September 30, 1995 primarily due to higher investment balances.

  Cost of sales increased by $52,905 or 2% for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995. This increase is due to the corresponding increase in Marinol sales and a provision for obsolete inventory, offset by lower Marinol inventory costs in 1996 and discontinuation of Serc and the Company's over-the-counter products. Cost of sales expressed as a percent of net sales was 44% for both nine month periods ended September 30, 1996 and 1995, respectively.

  Operating and administrative expenses increased for the nine months ended September 30, 1996 by $23,539 or 1%. Operating and administrative expenses as a percentage of net sales were 31% for both nine month periods ended September 30, 1996 and 1995, respectively.

  Sales and marketing expenses increased $103,290 or 13% in the nine month period ended September 30, 1996 as the Company added a new executive responsible for commercial development of new and acquired products. Sales and marketing expenses expressed as a percent of net sales increased to 17% from 15% for the same period in 1995.

  Research and development expenses during the nine months ended September 30, 1996 were $1,264,058 compared to $535,156 in the same period in 1995. Research and development expenses were 24% of net sales for the nine months ended September 30, 1996, and 10% of net sales for the same period in 1995. The increase is due to clinical development of NTZ, Androgel[TM] and Androgel[TM]-DHT which included the addition of clinical and regulatory staff to manage clinical development programs. Unimed has an exclusive license to develop and market oral dosage formulations of NTZ for human use in the United States, Canada, Australia and New Zealand from Romark Laboratories, L.C. of Tampa, Florida, and an exclusive license from Besins Iscovesco of Paris, France covering the Androgel products. The research and development expenses of $1,264,058 were partially offset by research and development revenue of $554,518 in the nine months ended September 30, 1996.

  The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues.

  Three Months  Ended  September  30,  1996  vs.  Three  Months  Ended
  September 30, 1995

  Total  revenue  for  the  three  months  ended  September  30,  1996 increased 20% over total revenue for the three months ended September 30, 1995. Total revenue consists of net sales and research and development revenue. Net income was $391,864 or four cents per share for the three months ended September 30, 1996. Net income for the three months ended September 30, 1995 was $146,214 or two cents per share.

  Net sales for the three months ended September 30, 1996 were $2,088,692, representing an increase of 9% or $167,456 compared to net sales of $1,921,236 for the three months ended September 30, 1995. The increase is attributable to a 31% increase in Marinol sales related to higher unit volume and a price increase in the United States, and the launch of Marinol in South Africa. The increase in net sales was offset by two changes in the Company's marketed product line: 1) the sale of the Company's property rights in and regulatory approvals of Serc to Solvay-Duphar as of January 1, 1996 and 2) the termination of distribution of the Company's over-the-counter products as of December 31, 1995. Accordingly, no sales of Serc or over-the-counter products were recorded during the three months ended September 30, 1996, whereas, net sales from Serc were $271,713 for the three months ended September 30, 1995 and net sales of over-the-counter products were $57,561 for the three months ended September 30, 1995. Marinol is currently the sole source of product sales to the Company.

  Total revenue included $309,815 in research and development revenue in the three month period ended September 30, 1996 from foreign licensors' partial support of clinical development programs. $1,653,697 of future research and development expenditures are expected to be offset by deferred research and development revenues paid to the Company by foreign licensors.

  Interest income increased $195,677, or 194%, to $296,324 in the three month period ended September 30, 1996 as compared to the same three month period in 1995. This increase was due primarily to higher invested cash balances.

  Cost of sales decreased by $31,750 or 4% for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. This decrease is due to a lower Marinol inventory cost in 1996 and discontinuation of Serc and the Company's over-the-counter products. The decrease was offset by a corresponding increase in Marinol sales. Cost of sales expressed as a percent of net sales decreased to 41% from 46% for the same period in 1995.

  Operating and administrative expenses increased during the three month period ended September 30, 1996 by $46,917 or 9%. Operating and administrative expenses as a percentage of net sales were 27% for both three month periods ended September 30, 1996 and 1995, respectively.

  Sales and marketing expenses increased $125,406 or 49% in the three month period ended September 30, 1996. Sales and marketing expenses were 18% of net sales in the three month period ended September 30, 1996 compared to 13% for the same period in 1995. The increase was attributable to the Company adding a new executive responsible for commercial development of new and acquired products.

  Research and development expenses in the three month period ended September 30, 1996 were $488,149, compared to $291,778 in the same period ended in 1995. Research and development expenses were 23% and 15% of net sales for the three month periods ended September 30, 1996 and 1995, respectively. The increase is due to clinical development of NTZ, Androgel and Androgel-DHT which included the addition of clinical and regulatory staff to manage clinical development programs. The research and development expenses of $488,149 were partially offset by research and development revenue of $309,815 for the three months ended September 30, 1996.

  The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues.

  Liquidity

  At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $19,803,049 compared to $8,400,599 at December 31, 1995, an increase of $11,402,450.

  The Company generated net cash from operations totaling $1,985,657 for the nine months ended September 30, 1996. Inventories increased $1,353,485 primarily due to final delivery of 1995 Marinol raw material production. Marinol inventories are normally depleted throughout the year until delivery of the new annual production lot.

  The Company's distributor advances funds to the Company required to maintain Marinol inventories. During the nine month period ended September 30, 1996, the distributor advanced the Company $1,505,121. The current liability, Due to Roxane, is relieved on a quarterly basis from royalties remitted to the Company. The reduction in the quarterly royalty corresponds approximately to the cost of Marinol inventory sold during the quarter.

  The Company generated $10,375,500 from the issuance of common stock during the nine month period ended September 30, 1996. Net proceeds of $7,537,563 were received from a private placement of the Company's common stock. $1,677,286 was received from exercised stock warrants owned by the Company's Chairman. $671,726 was received in the nine month period ended September 30, 1996 in connection with stock option exercises. Additionally, in May the Company signed a collaboration agreement with BioChem Therapeutic Inc., the wholly-owned therapeutic subsidiary of BioChem Pharma, resulting in the purchase of 50,771 shares of the Company's stock for proceeds of $488,925. The Company also received $311,075 for the sublicense of product rights in Canada to NTZ, Androgel and Androgel-DHT. Successful development of the Androgel products may result in additional equity investment and milestone payments from BioChem Therapeutic Inc.

  In the third quarter, the Company acquired an interest-bearing convertible-subordinated debenture from Romark Laboratories, L.C. for $1,500,000, as further defined by the debenture agreement. The debenture has a five-year term with interest payable to Unimed annually.

  Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, business prospects, new products and markets, and research and development activities, are forward-looking statements. The risks that may affect operations, development and results include clinical outcomes in drug development programs, regulatory matters, proprietary rights challenges, market acceptance, competition, and other matters discussed in the Company's Form 10-K and other periodic reports.

  PART II - OTHER INFORMATION


  Item 1.        Legal Proceedings               None


  Item 2.        Changes in Securities           None


  Item 3.        Defaults Upon Senior
                  Securities                     None

  Item 4.        Submission of Matters to Vote
                  of Security Holders            None

  Item 5.        Other Information               None


  Item 6.        Exhibits and  Reports on  Form
                  8-K

                     (a)  Exhibit 27 Financial
                           Data Schedule
                     (b)  Reports on Form 8-K    None

                             SIGNATURE PAGE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




  UNIMED PHARMACEUTICALS, INC.




  Date:  November 5, 1996    By:  /s/  Stephen M. Simes
                                      Stephen M. Simes
                                      President and Chief Executive Officer



  Date:  November 5, 1996    By:  /s/  David E. Riggs
                                      David E. Riggs
                                      Senior Vice President, Chief Financial
                                       Officer, Secretary and Treasurer