Form 10-K
period 1996-12-31
UNIMED PHARMACEUTICALS INC
filed 1997-03-31
CIK 100759

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                                     60089
                                   (Zip Code)

       Registrant's telephone number, including area code: (847) 541-2525

          Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS ON WHICH REGISTERED                 NAME OF EACH EXCHANGE
   ---------------------------------------                 ---------------------
                     None                                           None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.25 PAR VALUE
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:      YES [X]  NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF FEBRUARY 28, 1997 -- 8,783,499.

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING PRICE ON FEBRUARY 28, 1997 WAS $42,774,745.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE DEFINITIVE PROXY STATEMENT (TO BE FILED PURSUANT TO REGULATION 14A) FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 24, 1997 IS INCORPORATED BY REFERENCE IN PART III.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Unimed Pharmaceuticals, Inc. and its consolidated subsidiary (the "Company") develop and market prescription pharmaceutical products. Currently the Company promotes two approved drugs and is developing others targeted for the HIV/AIDS, infectious diseases, endocrinology, urology, oncology and hematology markets. The Company developed and promotes Marinol(R), an appetite stimulant and antiemetic drug, through a specialty sales force in the U.S. primarily to AIDS-treating physicians. Marinol is distributed in international markets through foreign licensees. In February 1997, the Company acquired from G.D. Searle & Co., the long-term, exclusive U.S. marketing and distribution rights for Maxaquin(R) (lomefloxacin), a fluoroquinolone antibiotic used in the urology and infectious disease markets. The Company is a Delaware corporation incorporated in 1948.

     The Company's business strategy is to license and develop drugs that have successfully completed milestones leading to human clinical testing. The Company expects to build a diversified portfolio of products in several therapeutic areas. During 1996, the Company completed Phase II clinical development on three new drugs that were licensed in 1995. The Company has initiated Phase III clinical trials on two of these compounds, and expects to begin a Phase III trial on the third by mid-1997.

     The Company is concentrating on "niche" markets in which relatively few physicians treat affected patients. The Company believes a small specialized sales force can reach targeted physicians. The Company has expanded and expects to further expand the sales and marketing organization as new products are added and new business opportunities arise. In addition, the Company intends to work closely with managed care providers to ensure formulary listing of its approved drugs.

     The Company's products and clinical supplies are manufactured through contractors, although certain specialized equipment is owned and maintained by the Company. The Company believes that qualified contract manufacturers are available to produce both currently marketed drugs and those now under development, and expects to continue to utilize contract manufacturing in the foreseeable future.

MARINOL (DRONABINOl)

     Marinol was approved for marketing by the Food and Drug Administration
(FDA) in 1985 for treating nausea and vomiting associated with cancer chemotherapy in patients failing to respond adequately to conventional antiemetic drug therapy. In 1992, the FDA approved a second indication for
Marinol: treating anorexia associated with weight-loss in patients with AIDS.

     Marinol is supplied as round soft gelatin capsules containing either 2.5mg, 5mg or 10mg dronabinol.

Use of Marinol in Cancer

     Marinol is a safe and effective oral antiemetic (relieving drug-induced nausea and vomiting) based on numerous clinical studies in cancer patients undergoing chemotherapy. The drug is believed to exert its antiemetic effects through binding with cannabinoid receptor sites in the brain. Marinol has been shown effective when used as a single agent or in combination with other antiemetic therapies for mild to moderate nausea associated with cancer chemotherapy.

Use of Marinol in AIDS

     Infection from the human immunodeficiency virus (HIV) has a largely irreversible and progressive effect on the nutritional status of the patient. Eventually the compromised status of the patient leads to profound weight-loss, known as HIV wasting syndrome. Studies of individuals with AIDS have shown a high correlation between weight-loss and death, hence treatment that can improve caloric intake and/or stimulate appetite may be clinically beneficial in this patient population.

     Weight-loss observed in AIDS is due to one or more of four primary mechanisms: poor intestinal absorption, abnormal cellular utilization, increased energy requirements due to HIV and opportunistic infections, and inadequate caloric intake (leading to clinical malnutrition). In addition, recent studies suggest a high correlation between endocrine dysfunction (low testosterone serum levels) and weight-loss.

     In 1987, the Company initiated clinical development of Marinol in treatment of weight-loss in cancer patients. The emerging AIDS pandemic led the Company to expand the clinical program and then to concentrate on an AIDS application. A subsequent Phase III multi-center double-blind, placebo-controlled trial in AIDS patients with anorexia and weight-loss demonstrated statistically significant improvement in appetite by the fourth week of therapy. Patients in the study were permitted to continue treatment in an open-label study, in which there was sustained improvement in appetite. Treatment was well tolerated by most patients. The incidence of side-effects was decreased by dose reduction. This pivotal study also demonstrated clinical trends toward improvement in the patients' weight, mood and reduced nausea. The Company completed the multi-center Phase III clinical trial in early 1992, filed a New Drug Application in August 1992, and received approval to market from the FDA in December 1992.

     In spite of a growing arsenal of pharmacological agents to treat HIV infection (e.g., protease inhibitors; reverse transcription inhibitors), the Company believes that the need for Marinol as an appetite stimulant will continue to grow as AIDS becomes a chronic disease and individuals who are HIV positive, but asymptomatic for AIDS, develop the disease. The Company believes that Marinol can be safely and effectively used in combination with the wide variety of drugs currently used to treat AIDS and related opportunistic infections.

Potential Use of Marinol in Alzheimer's Disease

     During 1996, the Company completed a pilot study exploring use of Marinol in Alzheimer patients as an appetite stimulant. Alzheimer's disease is believed to afflict an estimated 4 million Americans with a projected annual increase of 400,000 new cases per year. Although the six-week pilot study was primarily undertaken to investigate the effect of Marinol on appetite, patients were found to have a significant reduction in disturbed behavior compared to patients on placebo.

     A Phase II trial was initiated in December 1996 to further evaluate the clinical effects of Marinol doses on the behavior of patients with Alzheimer's disease. Pending positive results from this study, the Company intends to conduct additional trials in Alzheimer patients.

MAXAQUIN (LOMEFLOXACIN HCl)

     In February 1997, the Company entered into a long-term exclusive agreement with G.D. Searle & Co. (Searle), a wholly-owned subsidiary of the Monsanto Company, for U.S. marketing and distribution rights to Maxaquin, a fluoroquinolone antibiotic. Fluoroquinolone sales in the U.S. are in excess of $1 billion annually. The acquisition of this product is part of the Company's strategy to establish a presence in the urology and infectious disease therapeutic markets.

     Maxaquin was originally approved by the FDA in February 1992. Currently it is indicated for: (1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and, (4) preoperatively for the prevention of infection in transurethral surgical procedures. A supplemental NDA is pending at the FDA for the three-day use of Maxaquin to treat uncomplicated urinary tract infections.

     The Company intends to focus initial sales and marketing programs in markets where historically Maxaquin sales have been strong. The Company intends to expand its capacity to sell and promote Maxaquin to its target markets both directly to physicians and to managed care providers. The Company expects Maxaquin to be one of several Unimed products marketed to urologists (see discussion on Androgel products under "Product Development").

PRODUCT DEVELOPMENT

     The Company has four drugs under development: Nitazoxanide (NTZ), a therapeutic treatment for cryptosporidiosis; Androgel and Androgel-DHT, for therapeutic replacement and supplementation of testosterone; and SERC, for treatment of vestibular vertigo. The status of each drug is discussed below.

NITAZOXANIDE

     In June 1995, the Company entered into an exclusive licensing agreement with Romark Laboratories, L.C., Tampa, Florida ("Romark"), to develop and market oral dosage formulations of the anti-parasitic drug, nitazoxanide ("NTZ"), for human use in the U.S., Canada, Australia and New Zealand. The agreement provides for rights to oral and intravenous administration for treatment of cryptosporidiosis. In addition, the Company has marketing rights to oral uses of NTZ for all indications and is investigating other therapeutic applications of the drug.

     Individuals with AIDS and others with compromised immune function are at high risk of prolonged and potentially life-threatening infections from Cryptosporidium parvum (C. parvum) -- a food and waterborne parasite for which there is no effective treatment. C. parvum inhabits the respiratory and gastrointestinal tracts of animals and, increasingly, humans. In 1982, according to the Centers for Disease Control (CDC), the number of cases of C. parvum significantly increased, which was later determined to be related to the AIDS epidemic. The parasite is highly contagious through contact with infected humans.

     Symptoms of cryptosporidiosis include diarrhea, nausea, vomiting and weight-loss. Severity of symptoms varies with the degree of immunosuppression. In healthy people, the infection is self-limiting, lasting from a few days to several weeks. Patients with AIDS are often carriers of C. parvum for months or even years. There is no FDA approved drug to treat cryptosporidiosis.

     A Phase II clinical trial was completed in 1996 in 28 patients with AIDS and cryptosporidiosis at Cornell Medical Center, in New York City and at Kaiser Permanente Research Center in San Francisco, CA. Patients received up to 2,000mg (milligrams) per day of NTZ for eight weeks. A favorable clinical response was observed in 58% of the patients. Complete or partial reduction in the frequency of diarrhea was observed in 50% of the patients while 36% had complete or partial reduction of C. parvum. One third of patients experienced a reduction in both diarrhea and parasitic burden.

     In early 1997, the AIDS Clinical Trials Group (ACTG), a clinical research cooperative supported by the National Institute of Allergy and Infectious Diseases, initiated a Phase II/III placebo controlled study of NTZ to treat AIDS patients with cryptosporidiosis.

     The ACTG trial is a nine-week double-blind, placebo-controlled trial designed to determine the efficacy and safety of NTZ in AIDS patients with cryptosporidiosis. After the nine weeks, all patients will be randomized to active therapy at different doses for six months. The study is expected to enroll 60 HIV positive patients with cryptosporidiosis at several study sites across the U.S. The Company anticipates that data from this trial will be sufficient to support the filing of an NDA.

     The Company provides NTZ free of charge under an FDA-sponsored compassionate use program for patients not meeting the clinical entry criteria in company-sponsored studies or not in geographic proximity to the Company or government-sponsored trials. Data gathered from these patients will be used to support a Company NDA filing. Results obtained to date are consistent with the Phase I/II findings and provide further evidence of NTZ's safety and effectiveness in these patients.

     The Company's agreement with Romark, among other things, obligates the Company to use its best efforts, consistent with reasonable business judgment, to prosecute FDA approval of an initial NTZ product. The Company is in ongoing discussions with Romark addressing the performance of its obligations under the agreement.

ANDROGEL(TM) AND ANDROGEL(TM)-DHT

     In 1995, the Company acquired exclusive rights from Laboratoires Besins Iscovesco S.A. ("Besins") in the U.S., Canada and Mexico to topical gel formulations of two male hormones -- testosterone and dihydrotestosterone (DHT). The gels are applied to the arms or abdomen and gradually absorbed into the blood stream. DHT has been marketed in France and Belgium as treatment for low testosterone levels (hypogonadism) for over 10 years. Low testosterone is associated with a variety of adverse effects, including: impotence; lack of sex drive; diminished energy; muscle weakness; and low bone mineral density. Hypogonadism has also been implicated as a potential factor in the etiology of HIV wasting syndrome.

     Hypogonadism can result from a number of causes, including congenital abnormalities (e.g., Klinefelter's syndrome -- a condition in male newborns having an extra X chromosome); disease or injuries affecting the pituitary gland, hypothalamus or testes; chronic illnesses (e.g., diabetes, kidney failure, AIDS); or declining testosterone production associated with aging (geriatric hypogonadism). Testosterone levels in men may decline 30-40% beginning in their late 40s to their early 70s. Because of this, androgen supplementation in aging men may prove to be beneficial.

     The Company initiated a Phase II clinical trial in 1996 evaluating the safety and efficacy of Androgel(TM)-DHT (dihydrotestosterone gel) for treating patients with HIV wasting syndrome. Shortly thereafter, a Phase II clinical trial began in geriatric hypogonadism (deficient levels of testosterone due to aging, also known as andropause). This trial was completed by year-end. In mid-1996, the Company also initiated and later completed a Phase I/II pharmacokinetics trial, testing Androgel(TM) (testosterone gel) in men with classic hypogonadism. In March 1997 the Company began a pivital Phase III human clinical trial with androgel for the treatment of testoterone difficiency in men.

SERC(R)

     SERC (betahistine HCl) was developed by the Company in the 1960s, and is widely distributed by others around the world for treatment of vestibular vertigo and Meniere's syndrome. SERC generates an estimated $80 million in sales to foreign manufacturers, primarily Solvay-Duphar, a Netherlands-based pharmaceutical company. Through 1995, the Company generated royalty income from SERC through distributors in Canada, Australia and South Africa. SERC is not approved for sale in the United States.

     In December 1995, the Company licensed back from Solvay-Duphar rights to proprietary know-how and manufacturing which may be used to develop SERC in the U.S. Unimed sold its rights and trademarks in Canada, Australia and South Africa to Solvay-Duphar. Solvay-Duphar made a $1.4 million payment to Unimed. Solvay-Duphar will also supply SERC to Unimed. Unimed will pay a royalty to Solvay-Duphar on sales of SERC in the U.S., should the drug be approved.

MARKETING AND DISTRIBUTION

     The Company's sales force details Marinol primarily to AIDS-treating physicians under a co-promotional agreement with Roxane Laboratories, Inc. (Roxane), a member of the Boehringer Ingelheim group of companies. Sales territories are located throughout the U.S. in cities with a high incidence of AIDS. In March 1997, the Company began to distribute Maxaquin. Initially, the Company will detail Maxaquin in the urology market and to high prescribing infectious disease physicians. The Company expects to expand its sales force as the marketing strategy is implemented.

     The Company intends to develop a portfolio of proprietary drugs to distribute in niche markets -- therapeutic areas such as HIV/AIDS, urology and endocrinology where fewer than 10,000 physicians manage the majority of patients. The Company believes it can obtain new FDA approvals from the current clinical development program and that this will result in substantial revenue growth. The Company intends to focus on U.S. markets and to pursue partnerships and corporate alliances to market its products abroad.

     In 1996, Marinol was approved for use as an antiemetic in South Africa and is under regulatory review for use as an appetite stimulant. The product was launched in 1996 and is being marketed and sold in South Africa by Pharmacare Ltd.

     In 1996, the Company sublicensed to BioChem Pharma International Inc. the right to register, market and distribute in Canada NTZ, Adrogel and Adrogel-DHT.

MANUFACTURING

     Manufacture of the Company's products and drugs under development is performed on a contract basis by third parties.

     The NORAC Company, Inc. (NORAC) supplies THC (tetrahydrocannabinol), the active ingredient in Marinol, to the Company on an exclusive basis, through December 31, 1999, subject to an automatic annual renewal thereafter. The Company owns the principal equipment used by NORAC to manufacture THC. THC is synthesized and purified through a complex and time-consuming process. The loss of NORAC as a supplier could have a material adverse effect on the Company. Currently, the Company maintains a three-year supply of THC.

     Under the terms of the Unimed/G.D. Searle & Co. Distribution Agreement, Searle will continue to manufacture Maxaquin and supply it to Unimed.

     The Company has supply agreements with Romark for NTZ, Besins for Androgel and Androgel-DHT, and Solvay-Duphar for SERC. Under these agreements, the Company purchases clinical supplies, and after approval by the FDA, will purchase finished drug products in accordance with the Company's specifications.

COMPETITION

     There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized genetic engineering companies, engaged in developing pharmaceuticals and biotechnology compounds for human therapeutic applications. Most of these companies have substantially greater financial, research and development, manufacturing, marketing and human resources than the Company, and represent significant competition. Such companies may succeed in developing products that are more effective or less costly than any developed by the Company and may also prove to be more successful in manufacturing and marketing. The Company does not have a significant position in the pharmaceutical market.

     Recent passage of legislation in California and Arizona legalizing the use of marijuana for medical purposes could result in competition for Marinol since THC is a synthetic version of the active component of marijuana. However, the Company does not expect that efforts to promote the use of marijuana as a therapuetic will adversely impact Marinol sales for several reasons. These reasons include the fact that there are no clinical trials establishing the safety or efficacy of marijuana for any medical use, the potency and purity of marijuana are not assured, the fact that the cost of Marinol is eligible for Medicaid reimbursements, unlike marijuana, and the fact that the illegal status of marijuana under federal law presents a barrier to many physicians prescribing it to patients.

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

PATENTS AND PROPRIETARY RIGHTS

     In 1991, Marinol was designated as an Orphan Drug by the FDA for use as an appetite stimulant in patients with AIDS. Under the Orphan Drug Act of 1983, the Company was granted seven years of marketing exclusivity for this use in the U.S. The seven-year period began with receipt of marketing approval from the FDA in December 1992.

     In February 1997, Unimed acquired from G.D. Searle & Co. long-term exclusive U.S. marketing and distribution rights to Maxaquin, which is the subject of a U.S. patent. Maxaquin was approved by the FDA in February 1992 for the following indications: (1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy, and (4) preoperatively for the prevention of infection in transurethral surgical procedures. The Maxaquin trademark registration is valid and subsisting in the U.S., and as part of the marketing and distribution agreement the Company has the exclusive right to use the trademark in the United States. Searle holds its rights to maxaquin under a license agreement with a third party.

     The Company requested and was notified by the FDA that Androgel-DHT qualifies as an Orphan Drug for treating weight-loss in AIDS patients. In addition, the Company may receive proprietary protection from a patent should it be issued, relating to the use of Androgel-DHT in treating geriatric hypogonadism, pursuant to its license agreement with Laboratoires Besins Iscovesco S.A.

     The Drug Price Competition and Patent Restoration Act of 1984 (commonly known as the "Waxman-Hatch Act") provides market exclusivity for drug products that have received FDA market approval based on an NDA that includes data from pivotal clinical studies conducted by the applicant. In the case of the Company, both Androgel and Androgel-DHT will be protected against competition (for a period of three and five years, respectively) from any company that is able to obtain approval of an abbreviated NDA (ANDA) for a generic copy of either Company product.

     Nitazoxanide, when combined with a wetting agent, and optionally, a starch derivative, in an oral composition, is the subject of certain patents held by its licensor, Romark Laboratoires, L.C. Unimed has the right to use and practice those patents under its license agreement with Romark; however, Unimed does not hold any NTZ-related patents directly. The Company has obtained an Orphan Drug Designation for the use of NTZ in the treatment of cryptosporidiosis in patients with AIDS.

     The Company owns the Marinol, SERC, Androgel and Androgel-DHT trademarks in the U.S.

EXECUTIVE OFFICERS

                                                               TERM OF
             NAME                AGE         POSITION          OFFICE          BUSINESS EXPERIENCE
             ----                ---         --------          -------         -------------------
Robert E. Dudley Ph.D..........  42   Chief Executive Officer   1997    Chief Executive Officer of Unimed
                                                                        Pharmaceuticals, Inc. since
                                                                        January 1997 and Vice President
                                                                        of Clinical and Regulatory
                                                                        Affairs from December 1994
                                                                        through December 1996; Vice
                                                                        President of Clinical Development
                                                                        of Bio-Technology General Corp.,
                                                                        a biotechnology company, from
                                                                        August 1993 through November
                                                                        1994; Vice President of Research
                                                                        and Development of Gynex
                                                                        Pharmaceuticals, Inc., a pharma-
                                                                        ceutical company, from May 1989
                                                                        through August 1993.

                                                               TERM OF
             NAME                AGE         POSITION          OFFICE          BUSINESS EXPERIENCE
             ----                ---         --------          -------         -------------------
David E. Riggs.................  45   Senior Vice President,    1997    Senior Vice President since
                                      CFO, Secretary,                   October, 1994 and Vice President,
                                      Treasurer                         CFO, Secretary and
                                                                        Treasurer of Unimed
                                                                        Pharmaceuticals, Inc. since May
                                                                        1992; CFO of NeoPharm, Inc. since
                                                                        October 1995; CFO and Secretary
                                                                        of VideoCart, Inc., a micro-
                                                                        marketing media company, from
                                                                        1990 through 1991; Treasurer and
                                                                        Director of Financial Planning
                                                                        for Lyphomed, Inc., a
                                                                        pharmaceutical company, from 1986
                                                                        through 1990.
John E. Lee....................  48   Vice President            1997    Vice President of Commercial
                                      Commercial Development            Development since July 1996;
                                                                        principal of Alexander Group, a
                                                                        consulting company from September
                                                                        1992 through January 1996;
                                                                        several positions at G.D. Searle
                                                                        & Company, a pharmaceutical
                                                                        company, from March 1975 through
                                                                        September 1992, most recently
                                                                        Senior Director U.S. Operations.

EMPLOYEES

     The Company has 23 full-time employees and one part-time employee. Unimed expects to add technical, sales and marketing and administration staff to support development of the business. The Company believes employee relations are satisfactory and that it will be able to attract additional personnel as needed.

ITEM 2. PROPERTIES.

     The Company leases approximately 5,000 square feet of executive office space in Buffalo Grove, Illinois, at an annualized cost of approximately $165,000, under a lease that expires in 1998. See "Note 14 -- Subsequent Events" in Notes to Consolidated Financial Statements.

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

                                                                   HIGH             LOW
                                                                   ----             ---
1995 (January 1 -- December 31)
  First Quarter.............................................   4  3/8            2  3/8
  Second Quarter............................................   6                 3  1/2
  Third Quarter.............................................   6  3/4            4  3/4
  Fourth Quarter............................................   7  5/8            5  1/8
1996 (January 1 -- December 31)
  First Quarter.............................................   8                 6  1/8
  Second Quarter............................................   9  1/2            6  3/8
  Third Quarter.............................................   8  13/16          5  5/8
  Fourth Quarter............................................   8  3/8            6  1/4

     The Company had approximately 1,128 holders of record of Common Stock on February 28, 1997. Unimed's Board of Directors anticipates the retention of all available earnings to support expected growth and does not anticipate payment of dividends in the foreseeable future.

     In February 1996, the Company issued 1.4 million and 800,000 shares of Common Stock pursuant to a private placement and the exercise of the John N. Kapoor Trust warrants, respectively. In addition, 50,771 shares of Common Stock were issued to BioChem Pharma (International) Inc., in connection with a product license agreement.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               YEAR ENDED
                                   -------------------------------------------------------------------
                                    12/31/96      12/31/95      12/31/94      12/31/93       9/30/92
                                    --------      --------      --------      --------       -------
RESULTS OF OPERATIONS:
Net sales........................  $ 7,648,599   $ 7,320,052   $ 7,387,860   $ 6,875,678   $ 3,615,381
Income (Loss) from continuing
  operations.....................    1,522,143       625,062        40,708      (852,294)   (3,829,177)
(Loss) from discontinued
  operations.....................           --            --            --            --      (380,634)
Net income (loss)................    1,522,143       625,062        40,708      (852,294)   (4,209,811)
Total assets.....................   30,746,875    16,305,181    11,804,781    11,662,035    12,174,796
                                   -----------   -----------   -----------   -----------   -----------
PER SHARE COMMON STOCK DATA:
Income (Loss) from continuing
  operations.....................         $.17          $.09          $.01        $(0.14)       $(0.72)
Net income (loss)................         $.17          $.09          $.01        $(0.14)       $(0.79)
Dividends paid...................         $ --          $ --          $ --        $   --        $   --

     Selected financial data for all periods prior to December 31, 1995 have been restated to conform to the 1996 presentation. These restatements had no effect on net income (loss).

     Results for the fiscal year ended September 30, 1992, include a $2.5 million restructuring charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company develops and markets proprietary pharmaceutical products in niche medical markets, consisting of approximately 10,000 or fewer physicians. During 1996, sales and cash flow from Marinol were used to fund product development programs. The Company is actively pursuing acquisition of commercial products and expects to purchase or acquire rights to additional pharmaceutical products under late-stage development or already on the market. In 1996, Unimed's net sales were $7.6 million, a 4% increase over 1995 net sales of $7.3 million. Marinol(R) net sales increased by 27% over 1995 due to growth in domestic sales and the launch of Marinol in South Africa. Higher Marinol sales offset the effect of products discontinued at the end of 1995.

     The Company reported net income of $.17 per share in 1996 compared to net income of $.09 per share in 1995 and $.01 per share in 1994.

     The Company generated cash flow from operations of $3,045,000 compared to $1,640,000 in 1995 due to significantly higher Marinol sales. The Company reported year-end cash, cash equivalents and short-term investments of $20,830,000 compared with $8,401,000 at year-end 1995. This increase was generated from a private placement of common stock completed in the first quarter of 1996, the exercise of stock warrants and options, and from internally generated cash from operations.

REVENUE

     Fiscal 1996 net sales of Marinol(R), marketed as a refractory antiemetic in cancer chemotherapy and an appetite stimulant in anorexia associated with weight loss in AIDS, increased 27% over 1995 levels, ending the year at $7,649,000. This compares with a 5% increase in Marinol net sales growth for 1995 to $6,031,000 and a 5% increase in net Marinol sales from 1994 ($5,755,000) to 1995. For the year ended December 31, 1995 and for all prior periods presented, the Company reclassified, for financial reporting purposes, a normally recurring provision for estimated Medicaid rebates on Marinol sales. This provision for Medicaid rebates, previously reported as a cost of sales, has been reclassified as a reduction to gross sales. This change had no effect on gross profit or net income. Marinol is marketed by the Company's licensee, Roxane Laboratories, Inc. (Roxane). The Company reports the royalty income it receives from Roxane as revenues from Marinol sales. In 1996, Marinol was approved for use as an antiemetic in South Africa and is currently under regulatory review for use as an appetite stimulant. The antiemetic approval resulted in launching the product in South Africa in July 1996. Marinol sales to countries outside the United States totaled approximately $812,000 in 1996 and $134,000 in 1995.

     SERC(R) is marketed by other pharmaceutical companies in Canada and several international markets to treat recurrent vertigo. During 1995, SERC was marketed by Sanofi Winthrop in Canada. In December 1995, Unimed entered into an agreement with Solvay Duphar whereby Unimed licensed the rights to proprietary know-how and manufacturing for the drug SERC in the U.S. As part of the agreement, the Company received a $1.4 million payment for product development and for Unimed's product and trademark rights to SERC in Canada, Australia and South Africa. Royalties from SERC sales in Canada amounted to zero in 1996, $1,049,000 in 1995 and $1,060,000 in 1994.

     During 1994, the Company terminated promotion of over-the-counter (OTC) products which had been marketed directly to patients, specialty pharmacies and physicians. The OTC products, consisting of ONDROX and the MouthKote product line, generated net sales of $240,000 during 1995 and $573,000 during 1994.

     Total revenue for 1996 was $8,213,000, representing 11% growth over $7,412,000 in 1995. Higher Marinol sales, combined with research and development revenues of $564,000 compared to research and development revenues of $92,000 in 1995, were able to offset the effect of the OTC products discontinued at the end of 1995. The Company deferred the recognition of revenue on unconditional cash payments made from corporate partners which will be applied to development of the Company's product portfolio. The Company expects that this deferred revenue will be utilized in 1997. Approximately $1,600,000 of R & D expenditures are expected to be offset by deferred R & D revenues in 1997.

     Other income (net of other expenses) increased to $1,550,000 in 1996 primarily due to the growth in interest income. Interest income increased to $1,068,000 due to significantly higher cash balances from the private placement of Common Stock and the exercise of outstanding stock warrants and options and higher interest rates on short-term holdings. Other income includes approximately $311,000 in 1996 from the gain on a product sublicense and $200,000 from a gain on the sale of a trademark. Other income was 253,624 in 1994 and was comprised entirely of interest income.

COSTS AND EXPENSES

     Cost of sales improved by 4% from $3,201,000 in 1995 to $3,087,000 in 1996. The lower cost of sales in 1996 was due to lower Marinol raw material costs. 1995 cost of sales was slightly higher than 1994 cost of sales ($2,958,000) and was related primarily to product sales growth.

     Research and development expenses increased 139% from $710,000 in 1995 to $1,699,000 in 1996 with completion of three human clinical studies and initiation of several toxicology studies. In 1994, research and development expenses totaled $362,000.

     Sales and marketing expenses increased 20% as the Company added a commercial development function to distribute new products. Sales and marketing expenses decreased between 1995 and 1994, due to the termination of active promotion of the OTC portfolio. Marinol promotional programs were unaffected by these reductions.

     Operating and administrative expenses were $2,183,000 in 1996, a slight increase compared with $2,129,000 in 1995. Operating and administrative expenses decreased 3% from 1994 to 1995. Operating and administrative expenses as a percent of net sales were 29% in both 1996 and 1995. Operating and administrative expenses were $2,780,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents and short-term investments of $20,830,000, compared with $8,401,000 at December 31, 1995. During 1996, Unimed generated cash from operations of $3,045,000. Working capital increased from $8,423,000 to $18,901,000. The Company expects to increase research and development expenditures in 1997 due to the development of the Company's three drugs in Phase III clinical trials. The Company will require a higher investment in working capital in order to fund accounts receivable and inventories.

     During 1996, the Company received approximately $711,000 from the exercise of stock options. Net proceeds of $7,215,000 were obtained from a private placement of common stock completed in February 1996. Also in February 1996, stock warrants to purchase 800,000 shares of Common Stock were exercised, generating $1.7 million.

     Inventories increased $857,000 in 1996 over 1995 levels, as raw material production of THC by NORAC was expanded. The Company's distributor, Roxane, advances funds to Unimed to maintain Marinol inventories. The current liability, due to Roxane, is relieved on a quarterly basis through the reduction of royalties payable to the Company. The reduction in the quarter's royalty payment primarily corresponds to the cost of Marinol inventory sold during the quarter.

     The Company maintains cash reserves and short-term investments to meet anticipated working capital, capital expenditures, research and development and other investment opportunities. The Company intends to acquire other product licenses which may reduce cash balances.

ACCOUNTING PRONOUNCEMENTS

     The FASB recently issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share and replaces the presentation of primary EPS with a presentation of basic EPS. The Company will adopt this

Standard during the first quarter of 1997. The impact of the adoption has not yet been determined by the Company's management.

BACKLOG, SEASONALITY AND IMPACT OF INFLATION

     Sales orders are typically filled shortly after receipt. In general, the Company's products experience minor seasonal fluctuations. While raw materials included in certain products are subject to price escalation, due to a limited number of suppliers, the complexity of manufacturing processes and regulatory procedures, the Company does not attribute this to inflation and does not anticipate inflation to have a significant impact on costs in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and supplementary data are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     Uncertainty of Product Development. A substantial amount of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the Company's acquisition of rights to and the development of potential products. There can be no assurance that the Company's activities will lead to the development or commercialization of any product.

     Regulatory and Technology Uncertainty. The Company is engaged in the biopharmaceuticals field, which is characterized by extensive research and rapid technological change. There can be no assurance that research and discoveries by others will not render some or all of the Company's products non-competitive or obsolete.

     Dependence on Others. The Company's strategy for development and commercialization of its products is to rely, in part, on various arrangements with licensors, licensees, exclusive manufacturers and suppliers and others and, therefore, is dependent upon the success of these outside parties in the performance of their duties. There can be no assurance that the Company will be able to negotiate acceptable arrangements or product distribution arrangements. There can be no assurance that the Company, at all times, will be in compliance with the material terms and conditions of all its licensing arrangements, which could lead to periodic renegotiations of terms.

     Substantial Competition and Technological Change. Many companies engage in developing pharmaceutical products for human therapeutic applications. Most of these companies have substantially greater capital, research and development and human resources and experience than the Company and represent significant long-term competition for the Company. In addition, many of these competitors have a significantly greater experience that the Company in undertaking the development of new pharmaceutical products and in obtaining regulatory approval. Other companies may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing.

     Dependence on Qualified Personnel. The Company's success is highly dependent upon its ability to attract and retain qualified administrative, product developement and technical personnel. The loss of key personnel would be detrimental to the Company and there can be no assurance that these employees will remain with the Company.

     Uncertain Availability of Health Care Reimbursement. The Company may be materially adversely affected by the continuing efforts of government and third party payers to contain or reduce the cost of health care through various means.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item as to the Directors of the Company is hereby incorporated by reference from the information appearing under the caption "Members of the Board of Directors" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 1996.

     The information required by this item as to the Executive Officers of the Company appears in Part I, Item 2 under the caption "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors", in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Ownership of Shares" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial Statements

     See Index to Consolidated Financial Statements and Schedules on page F-1.

     (b) Reports on Form 8-K

        None

     (c) Exhibits

  3-A         --  Certificate of Incorporation of the Registrant, as amended
                  (filed by reference to Exhibits 3(a) through 3(c) to
                  Registration Statement No. 2-19352, Exhibit 3(c)(i) to
                  Registration Statement No. 2-21680, Exhibit 3(a) (i) to
                  Registration Statement No. 2-42398, Exhibit 3(a) to Current
                  Report on Form 8-K, dated January 27, 1981, Exhibit 3-A(ii)
                  to Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1985 and Exhibit 3.1 to Registration Statement
                  No. 33-10975).
  3-B(i)      --  Amendment to Certificate of Incorporation, dated March 27,
                  1991 (filed by reference to Exhibit 3-B to Post-Effective
                  Amendment No. 3 to Registration Statement No. 33-10975).
  3-B(ii)     --  Amendment to Certificate of Incorporation, adopted by
                  stockholders on May 2, 1994 (filed by reference to Exhibit
                  3-B[ii] to Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1994).
 *3-B(iii)    --  Amendment to Certificate of Incorporation adopted by
                  stockholders on May 2, 1996.
  3-C         --  By-laws of the Registrant, as amended (filed by reference to
                  Exhibit 3-B to Annual Report on Form 10-K for fiscal year
                  ended September 30, 1989).
  3-D         --  Amendment to the By-laws of the Company, dated May 5, 1991
                  (filed by reference to Exhibit 3-D to the Post-Effective
                  Amendment No. 3 to Registration Statement No. 33-10975).
  4-A         --  Specimen Common Stock Certificates (filed by reference to
                  Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
  4-C         --  Stock Registration Rights Agreement, dated March 27, 1991, between the John N. Kapoor Trust and the Company (filed by reference to Post-Effective Amendment No. 3 to Registration
                  Statement No. 33-10975).
  4-D         --  Stock and Warrant Agreement, dated as of August 11, 1995, between the Company and Laboratoires Besins Iscovesco S.A.
  4-E         --  Warrant, dated August 11, 1995, for 72,550 shares of Common
                  Stock, issued to Laboratoires Besins Iscovesco S.A.
  4-F         --  Registration Rights Agreement, dated August 11, 1995,
                  between the Company and Laboratoires Besins Iscovesco S.A.
  4-G         --  Warrant, dated February 29, 1996, for 140,000 shares of
                  Common Stock, issued to Sunrise Securities Corp.
  4-H         --  Registration Rights Agreement, dated February 29, 1996, between the Company and certain holders of Common Stock.
 *4-I         --  Stock Purchase Agreement dated May 9, 1996 between the
                  Company and BioChem Pharma (International) Inc.
 *4-J         --  Registration Rights Agreement dated May 9, 1996 by and between the Company and BioChem Pharma (International) Inc.
 10-B(i)      --  Agreement between Roxane Laboratories, Inc. and the Company, dated February 12, 1986 (filed as Exhibit 10 to the
                  Company's Current Report on Form 8-K dated February 12,
                  1986).

 10-B(ii)     --  Agreement between Roxane Laboratories, Inc. and the Company, dated April 1, 1987 (filed as Exhibit 28.1 to the Company's
                  Current Report on Form 8-K dated April 28, 1987).
 10-B(iii)    --  Agreement between Roxane Laboratories, Inc. and the Company, dated January 20, 1995, (filed by reference to Exhibit
                  10-B(iii) to Annual Report on Form 10-k for fiscal year
                  ended December 31, 1995).
 10-D(i)      --  Forms of Graduated Vesting Non-qualified Stock Option
                  Agreement (filed by reference to Exhibit 10-G[iv] to
                  Registration Statement No. 33-43838).
 10-D(ii)     --  Form of Immediate Vesting Non-qualified Stock Option
                  Agreement (filed by reference to Exhibit 10-G[v] to
                  Registration Statement No. 33-43838).
 10-D(iii)    --  Form of Incentive Stock Option Agreement (filed by reference to Exhibit 10-G[vi] to Registration Statement No. 33-43838).
*10-K         --  Unimed Pharmaceuticals, Inc. 1991 Stock Option Plan, as
                  amended through May 2, 1996.
*10-L         --  Agreement for Manufacture and Sale of THC, dated as of
                  January 1, 1995, by and between The NORAC Company, Inc. and the Company.
 10-N         --  Employment Agreement, dated as of November 3, 1994 between the Company and Robert E. Dudley (filed by reference to
                  Exhibit 10-N to Annual Report on Form 10-k for fiscal year ended December 31, 1995).
*10-R         --  Distribution Agreement dated February 14, 1997 by and
                  between the Company and G.D. Searle & Co.
*10-S         --  Consulting Agreement dated July 23, 1996 by and between the
                  Company and E.J. Financial Enterprises, Inc.
*11           --  Computation of Income per Share
*27           --  Financial Data Schedule

-------------------------
* Filed herewith.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Financial Statements:
  Consolidated Balance Sheets at December 31, 1996 and
     December 31, 1995......................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994.......................  F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1996, 1995 and 1994...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Report of Independent Accountants on Financial Statement
  Schedule..................................................  S-1
Financial Statement Schedule:
  Valuation and Qualifying Accounts (Schedule II)...........  S-2

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Unimed Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Unimed Pharmaceuticals, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimed Pharmaceuticals, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 14, 1997

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                                                   1996           1995
                                                                   ----           ----
ASSETS
Current assets:
Cash and cash equivalents...................................    $ 4,458,889    $ 7,011,843
Short-term investments......................................     16,370,897      1,388,756
Receivables:
Trade, less allowances of $39,390 in 1996 and $43,000 in
  1995......................................................      1,876,807      1,548,148
Other.......................................................         78,109        535,104
                                                                -----------    -----------
       Total receivables....................................      1,954,916      2,083,252
Inventories.................................................      4,184,855      3,327,939
Prepaid expenses............................................        108,457        276,043
                                                                -----------    -----------
       Total current assets.................................     27,078,014     14,087,833
                                                                -----------    -----------
Equipment and leasehold improvements, at cost...............      2,035,807      1,922,006
     Less accumulated depreciation and amortization.........      1,227,790      1,050,866
                                                                -----------    -----------
     Net....................................................        808,017        871,140
                                                                -----------    -----------
Investment in and subordinated debenture from Romark
  Laboratories, L.C.........................................      2,275,910        600,000
Other assets................................................        584,934        746,208
                                                                -----------    -----------
       Total assets.........................................    $30,746,875    $16,305,181
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................    $   376,761    $   416,705
Accrued liabilities.........................................      1,210,664        531,446
Due to Roxane Laboratories..................................      4,945,801      3,716,633
Deferred research and development revenues..................      1,643,887      1,000,000
                                                                -----------    -----------
     Total current liabilities..............................      8,177,113      5,664,784
                                                                -----------    -----------
Commitments and contingencies (Notes 11 and 12)
Stockholders' equity:
Common stock, $.25 par value; authorized 30,000,000 and
  12,000,000 shares; issued and outstanding: 8,775,499 and
  6,270,886.................................................      2,193,875      1,567,722
Additional paid-in capital..................................     27,340,665     17,559,861
Accumulated deficit.........................................     (7,005,726)    (8,527,869)
Accumulated foreign currency translation adjustment.........         40,948         40,683
                                                                -----------    -----------
       Total stockholders' equity...........................     22,569,762     10,640,397
                                                                -----------    -----------
       Total liabilities and stockholders' equity...........    $30,746,875    $16,305,181
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              1996         1995         1994
                                                              ----         ----         ----
Net sales................................................  $7,648,599   $7,320,052   $7,387,860
Research and development revenue.........................     564,327       92,334       33,889
                                                           ----------   ----------   ----------
Total revenue............................................   8,212,926    7,412,386    7,421,749
Cost of sales............................................   3,086,713    3,201,014    2,957,602
                                                           ----------   ----------   ----------
Gross profit.............................................   5,126,213    4,211,372    4,464,147
                                                           ----------   ----------   ----------
Operating and administrative.............................   2,183,229    2,129,140    2,195,829
Sales and marketing......................................   1,271,566    1,059,215    2,112,826
Research and development.................................   1,699,304      710,353      362,256
                                                           ----------   ----------   ----------
Total expenses...........................................   5,154,099    3,898,708    4,670,911
                                                           ----------   ----------   ----------
(Loss) Income from operations............................     (27,886)     312,664     (206,764)
Interest income..........................................   1,067,975      430,098      253,624
Other, net...............................................     482,054     (106,000)          --
                                                           ----------   ----------   ----------
Income before income taxes...............................   1,522,143      636,762       46,860
Income tax provision.....................................          --       11,700        6,152
                                                           ----------   ----------   ----------
Net income...............................................  $1,522,143   $  625,062   $   40,708
                                                           ==========   ==========   ==========
Net income per share:
  Primary................................................  $      .17   $      .09   $      .01
                                                           ==========   ==========   ==========
  Fully diluted..........................................  $      .17   $      .09   $       --
                                                           ==========   ==========   ==========
Weighted average number of common and common equivalent
  shares outstanding:
  Primary................................................   8,896,876    7,030,553    6,401,066
                                                           ==========   ==========   ==========
  Fully diluted..........................................   9,054,847    7,300,921           --
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           ACCUMULATED
                                                                             FOREIGN
                           COMMON STOCK        ADDITIONAL                   CURRENCY
                           ------------          PAID-IN     ACCUMULATED   TRANSLATION
                       SHARES       AMOUNT       CAPITAL       DEFICIT     ADJUSTMENT       TOTAL
                       ------       ------     ----------    -----------   -----------      -----
Balance at December
  31, 1993..........  6,127,161   $1,531,790   $17,052,661   $(9,193,639)    $38,595     $ 9,429,407
Net income..........         --           --            --        40,708          --          40,708
Foreign currency
  translation
  gain..............         --           --            --            --         446             446
                      ---------   ----------   -----------   -----------     -------     -----------
Balance at December
  31, 1994..........  6,127,161    1,531,790    17,052,661    (9,152,931)     39,041       9,470,561
Net income..........         --           --            --       625,062          --         625,062
Exercise of common
  stock options.....     71,125       17,782       232,681            --          --         250,463
Issuance of common
  stock for product
  licenses..........     72,600       18,150       274,519            --          --         292,669
Foreign currency
  translation
  gain..............         --           --            --            --       1,642           1,642
                      ---------   ----------   -----------   -----------     -------     -----------
Balance at December
  31, 1995..........  6,270,886    1,567,722    17,559,861    (8,527,869)     40,683      10,640,397
                      ---------   ----------   -----------   -----------     -------     -----------
Net income..........         --           --            --     1,522,143          --       1,522,143
Exercise of common
  stock options.....    181,342       45,335       665,485            --          --         710,820
Issuance of common
  stock for product
  licenses..........    123,271       30,818       750,373            --          --         781,191
Issuance of common
  stock in private
  placement, net....  1,400,000      350,000     6,864,946            --          --       7,214,946
Exercise of
  warrants..........    800,000      200,000     1,500,000            --          --       1,700,000
Foreign currency
  translation
  gain..............         --           --            --            --         265             265
                      ---------   ----------   -----------   -----------     -------     -----------
Balance at December
  31, 1996..........  8,775,499   $2,193,875   $27,340,665   $(7,005,726)    $40,948     $22,569,762
                      =========   ==========   ===========   ===========     =======     ===========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996          1995          1994
                                                            ----          ----          ----
Cash flows provided by operations:
Net income............................................  $  1,522,143   $   625,062   $   40,708
Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization.......................       176,924       108,012      105,537
  Other...............................................        38,344       107,601           --
  Decrease (Increase) in receivables..................       128,336      (435,007)     (85,392)
  Decrease in notes receivable........................            --            --       35,032
  (Increase) Decrease in inventories..................      (856,916)     (812,994)     220,769
  Decrease in prepaid expenses and other assets.......       167,586         9,028      175,700
  Increase in accounts payable and accrued
     liabilities......................................       639,274       203,582      126,779
  Increase (Decrease) in due to Roxane................     1,229,168     1,834,717      (25,187)
                                                        ------------   -----------   ----------
          Net cash flows provided by operating
            activities................................     3,044,859     1,640,001      593,946
Cash flows (used in) provided by investing activities:
  Proceeds on disposition of equipment................         6,124        63,063           --
  Purchases of equipment..............................      (129,039)      (25,969)     (36,409)
  Purchase of short-term investments..................   (48,736,422)     (877,393)          --
  Sale of short-term investments......................    33,754,281            --      256,258
  Investment in Medisperse............................            --       (39,456)     (40,927)
  Investment in and subordinated debenture from Romark
     Laboratories, L.C................................    (1,675,910)     (600,000)          --
                                                        ------------   -----------   ----------
          Net cash (used in) provided by investing
            activities................................   (16,780,966)   (1,479,755)     178,922
Cash flows provided by financing activities:
  Proceeds from exercise of stock options.............       710,820       250,463           --
  Proceeds from exercise of warrants..................     1,700,000            --           --
  Proceeds from issuance of common stock for product
     licenses.........................................       781,191            --           --
  Proceeds from issuance of common stock in private
     placement, net...................................     7,214,946            --           --
  Collection of note receivable.......................       132,252            --           --
  Deferred research and development, net..............       643,888       500,000           --
                                                        ------------   -----------   ----------
          Net cash flows provided by financing
            activities................................    11,183,097       750,463           --
  Effect of exchange rate changes on cash.............            56            41           80
                                                        ------------   -----------   ----------
Net change in cash and cash equivalents...............    (2,552,954)      910,750      772,948
Cash and cash equivalents at beginning of year........     7,011,843     6,101,093    5,328,145
                                                        ------------   -----------   ----------
Cash and cash equivalents at end of year..............  $  4,458,889   $ 7,011,843   $6,101,093
                                                        ============   ===========   ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Income taxes........................................  $     11,700   $     1,663   $    1,605

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unimed Pharmaceuticals, Inc. (the Company) and its subsidiary develop and market proprietary ethical pharmaceutical products in niche medical markets.

  (A) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary after elimination of intercompany balances and transactions.

  (B) TRANSLATION OF FOREIGN CURRENCY AND RELATED MATTERS

     The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars. Assets and liabilities of the subsidiary have been translated using exchange rates in effect at the balance sheet date. The statements of operations have been translated using the average rates of exchange for the year. Adjustments resulting from the translations are accumulated in the stockholders' equity section of the consolidated balance sheets. Exchange gains or losses arising from the settlement of foreign currency transactions during the year are reflected in the consolidated statements of operations.

  (C) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents and short-term investments include liquid instruments purchased with an original maturity of 90 or fewer days.

     The Company has investments in short-term debt securities that have been classified under the provisions of SFAS No. 115 as held-to-maturity. The carrying amount of the investments approximate fair market value. Accordingly, these investments are measured at amortized cost and temporary unrealized gains or losses are not recognized. The Company's short-term investments are intended to be applied in part to the cost of product research and development.

  (D) INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  (E) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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

  (F) INCOME TAXES

     The consolidated financial statements reflect the application of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting For Income Taxes". The Company files a consolidated federal income tax return.

  (G) REVENUE RECOGNITION

     Revenue is recognized as earned in accordance with specific terms of each distribution, royalty and licensing agreement.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

  (H) INCOME PER SHARE

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

  (I) MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  (J) STOCK-BASED COMPENSATION

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123 (see "Note 9 -- Stock Options" in Notes to Consolidated Financial Statements).

  (K) RECLASSIFICATIONS

     Certain amounts for 1995 and 1994 were reclassified to conform to the current year presentation.

  (L) LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The adoption did not have a material effect on the Company's financial position or results of operations.

(2) INVENTORIES

     A summary of inventory components at December 31 follows:

                                                           1996         1995
                                                           ----         ----
Finished products.....................................  $  367,124   $  368,636
Raw materials.........................................   3,817,731    2,959,303
                                                        ----------   ----------
                                                        $4,184,855   $3,327,939
                                                        ==========   ==========

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of equipment and leasehold improvements at December 31 follows:

                                                                        ESTIMATED
                                                1996         1995      USEFUL LIFE
                                                ----         ----      -----------
Equipment, furniture and fixtures..........  $1,997,888   $1,884,087   5-10 years
Leasehold improvements.....................      37,919       37,919     10 years
                                             ----------   ----------
                                             $2,035,807   $1,922,006
                                             ==========   ==========

     The Company has purchased and retains title to the majority of the equipment used by The NORAC Company, Inc. (NORAC) to manufacture Marinol(R) (dronabinol). As of December 31, 1996 and 1995, the equipment had a net book value of $408,902 and $490,285, respectively.

(4) PRODUCT DEVELOPMENT, LICENSING AND OTHER AGREEMENTS

Solvay Duphar

     The Company entered into an agreement in January 1996 with Solvay Duphar of The Netherlands. Unimed licensed the rights to proprietary know-how and manufacturing for the drug SERC (betahistine hydrochloride) in the United States. As part of the agreement, the Company received a $1.4 million payment to help fund product development and for Unimed's product and trademark rights to SERC in Canada, Australia and South Africa. The Company will buy all requirements of SERC from Solvay Duphar, and will pay a royalty on sales of SERC in the United States, if the drug is approved for marketing.

BioChem Pharma (International) Inc.

     In May 1996, the Company signed a Collaboration Agreement with BioChem Pharma (International) Inc., under which the Company sublicensed product rights in Canada to NTZ, Androgel and Androgel-DHT. Successful development of the Androgel(TM) products may result in additional equity investment and milestone payments from BioChem Pharma (International) Inc. The sublicense fee was $311,000. Concurrently, BioChem Pharma purchased for $489,000, 50,771 shares of the Company's Common Stock.

Romark Laboratories, L.C.

     In July 1996, the Company acquired an interest-bearing convertible-subordinated debenture from Romark Laboratories, L.C. for $1.5 million and has accounted for this investment utilizing the cost method. The debenture has a five-year term with interest payable to Unimed annually at the rate of 7.5% per annum. Unimed has obtained an exclusive license to develop and market oral dosage formulations of NTZ for human use in the U.S., Canada, Australia and New Zealand from Romark Laboratories, L.C., Tampa, Florida.

(5) SHORT-TERM INVESTMENTS

     Short-term investments in debt securities were as follows:

                                                        SHORT-TERM INVESTMENTS
                                                           HELD-TO-MATURITY
                                                       ------------------------
                                                          1996          1995
                                                          ----          ----
Obligations of corporations..........................  $16,370,897   $1,138,756
Obligations of U.S. government agencies..............          -0-      250,000
                                                       -----------   ----------
                                                       $16,370,897   $1,388,756
                                                       ===========   ==========

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(6) INCOME TAXES

     The provision for income taxes is comprised of the following:

                        CURRENT                          1996    1995      1994
                        -------                          ----    ----      ----
Federal................................................   $--   $    --   $   --
State..................................................   --     11,700    6,152
Foreign................................................   --         --       --
                                                          --    -------   ------
          Total........................................   $--   $11,700   $6,152
                                                          ==    =======   ======

     Income tax provisions from continuing operations differed from the taxes calculated at the statutory federal rate as follows:

                                                  1996        1995        1994
                                                  ----        ----        ----
Taxes at the statutory rate...................  $ 517,400   $ 216,500   $ 16,400
Utilization of tax loss carryforward..........   (518,000)   (217,100)   (17,000)
State income taxes............................         --      11,700      6,152
Foreign loss..................................        600         600        600
Valuation allowance...........................         --          --         --
                                                ---------   ---------   --------
          Totals..............................  $      --   $  11,700   $  6,152
                                                =========   =========   ========

     At December 31, 1996, the Company has a tax loss carryforward of approximately $8,402,000 for federal income tax purposes, which expires in the years 2001 through 2010. The Company has available a research and development credit carryforward at December 31, 1996, of approximately $430,000, which expires in the years 2003 through 2010. Management has recorded a 100% valuation allowance against deferred tax assets since future taxable income is uncertain.

     The components of deferred taxes are as follows:

                                                         1996          1995
                                                         ----          ----
Deferred tax assets:
  Net operating loss carryforward...................  $ 3,361,000   $ 4,013,000
  Research tax credit carryforward..................      430,000       430,000
  Sales returns and allowances......................       15,000        16,000
  Inventory.........................................        4,500        22,000
  Accrued liabilities...............................       22,000        32,000
  Other.............................................        1,000         1,000
  Valuation allowance...............................   (3,620,500)   (4,342,000)
                                                      -----------   -----------
          Total.....................................  $   213,000   $   172,000
                                                      -----------   -----------
Deferred tax liabilities:
  Depreciation......................................      213,000       172,000
                                                      -----------   -----------
          Net.......................................  $         0   $         0
                                                      ===========   ===========

(7) DISTRIBUTION, RESEARCH, ROYALTY AND LICENSING AGREEMENTS

     In February 1986, the Company entered into a distribution agreement with Roxane Laboratories, ("Roxane"), making Roxane the Company's exclusive distributor of Marinol in the United States. The Company and Roxane subsequently agreed that Puerto Rico is not part of the United States territory. Roxane distribution of Marinol began in July 1986 in the United States. From October 1991 through March 1993,

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

Boehringer Ingelheim distributed Marinol in Canada. In March 1993, Sanofi Winthrop started to distribute Marinol in Canada under a separate agreement. The Roxane Marinol agreement sets forth a formula for the royalties paid on net sales of Marinol on an equal basis. The Sanofi agreement pays a royalty-based commission on net sales of 55% to Sanofi Winthrop and 45% to Unimed. Marinol net sales were $7,648,599 (1996), $6,030,892 (1995) and $5,754,968 (1994). As of
December 31, 1996 and 1995, trade receivables included $1,557,403 and $1,468,040, respectively, due from Roxane. Under a separate contract, Roxane has agreed to reimburse the Company for half of the external research costs incurred in further clinical development of Marinol. Roxane and Unimed have agreed to fund additional Marinol clinical trials for which budgeted costs have been mutually agreed upon. Such reimbursements shall not exceed $3 million without prior written approval by the parties. Roxane paid $27,746 (1996), $92,334
(1995) and $33,889 (1994) of these costs, which is included in research and development revenues.

     In November 1990, the Company entered into an inventory agreement with Roxane, under which Roxane will advance funds at no interest to the Company for the purpose of producing and maintaining a three-year raw material inventory of Marinol. Roxane advances funds to the Company for the Marinol encapsulation process as capsules are produced. Advances are offset as inventory is sold by Roxane.

     The Company has various other licensing, marketing and distribution agreements typical to its business. See "Note 14 -- Subsequent Events" in Notes to Consolidated Financial Statements.

(8) WARRANTS

     In March 1991, The John N. Kapoor Trust (the Trust) purchased for $1.5 million, 1.2 million shares of the Company's Common Stock and warrants to purchase 800,000 shares of the Company's Common Stock at an exercise price of $2.125 per share. These warrants, which would have expired March 31, 1996, contained certain antidilution provisions for adjustment of the exercise price and the number of warrants. In February 1996, the Trust exercised the aforementioned warrants to purchase 800,000 shares of the Company's Common Stock, yielding $1.7 million to the Company.

     In April 1992, the Company granted to LifeScience Corporation warrants to purchase 50,000 shares of Common Stock at an exercise price of $8.375 per share, with an expiration date of April 1, 1997. As of December 31, 1996, the 50,000 share warrant had not been exercised.

     In August 1995, the Company granted to Besins Iscovesco of Paris, France, warrants to purchase 72,550 shares of Common Stock at an exercise price of $8.00 per share, with an expiration date of August 11, 2005. As of December 31, 1996, the 72,550 share warrant had not been exercised.

     In February 1996, the Company granted to Sunrise Securities Corp. warrants to purchase 140,000 shares of Common Stock at an exercise price of $7.20 per share, with an expiration date of February 28, 2001. As of December 31, 1996, the 140,000 share warrant had not been exercised.

(9) STOCK OPTIONS

     The Company has established certain stock-based compensation plans for the benefit of its officers, directors, employees and consultants. The plans generally include vesting requirements from 0 to 4 years and option lives to 10 years. Options are granted with an exercise price that approximates the market price of the Common Stock at the date of grant. For the years ended December 31, 1996 and 1995, the 1991 Stock Option Plan was the only plan that granted options.

  (A) 1991 STOCK OPTION PLAN

     The 1991 Stock Option Plan (the Plan) was amended by the Board of Directors in March 1996 and approved by the stockholders in May 1996. This amendment increased to 1,800,000 the number of shares of

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

Common Stock reserved for issuance under the Plan, an increase of 800,000 shares of Common Stock reserved for granting stock options to directors, officers, and key employees and consultants of the Company and its subsidiary. The holder of the option must remain in the continuous employ of the Company for at least one year from the date the option is granted before exercising any part of the option. Options expire 10 years from the date of grant or 90 days after termination of employment.

     Option activity for the 1991 Plan for the years ended December 31, 1994, 1995, 1996 was as follows:

                                                       WEIGHTED-AVERAGE     OPTIONS
                                             SHARES     EXERCISE PRICE    EXERCISABLE
                                             ------    ----------------   -----------
Balance at January 1, 1994.................  499,688        $6.16           22,500
Options granted............................  440,500         3.45
Options exercised..........................       --           --
Options forfeited..........................  420,438         3.51
                                             -------       ------           ------
Balance at December 31, 1994...............  519,750         6.01           22,500
                                             -------       ------           ------
Options granted............................  854,754         3.31               --
Options exercised..........................   12,125         2.64               --
Options forfeited..........................  457,875         3.02               --
                                             -------       ------           ------
Balance at December 31, 1995...............  904,504         3.50           45,000
                                             -------       ------           ------
Options granted............................  155,140         7.43               --
Options exercised..........................   43,187         3.09               --
Options forfeited..........................   31,000         8.24               --
                                             -------       ------           ------
Balance at December 31, 1996...............  985,457        $4.15           60,000
                                             -------       ------           ------

     The following table summarizes the status of outstanding stock options as of December 31, 1996:

                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                      -----------------------------------------------   ----------------------------
                       NUMBER OF       REMAINING          WEIGHTED       NUMBER OF       WEIGHTED
       RANGE OF         OPTIONS     CONTRACTUAL LIFE      AVERAGE         OPTIONS        AVERAGE
    EXERCISE PRICES   OUTSTANDING      (IN YEARS)      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
    ---------------   -----------   ----------------   --------------   -----------   --------------
      2.75 - 4.88       622,079           7.8               2.93          47,000           3.59
      5.25 - 6.75       185,828           7.8               5.51          15,000           6.75
      7.13 - 8.25       177,550           8.4               7.54          22,500           7.75
      -----------       -------           ---               ----          ------           ----
               --       985,457           7.9               4.24          84,500           5.24
      -----------       -------           ---               ----          ------           ----

     Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in 1995 and 1996, reported net income and earnings per share would have been reduced as follows:

                                                             1996        1995
                                                             ----        ----
Net income, as reported.................................  $1,522,143   $625,062
Pro forma net income....................................  $1,169,032   $420,546
Earnings per share, as reported.........................  $      .17   $    .09
Pro forma net income....................................  $      .13   $    .06

     The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years because the proforma calculations exclude stock options granted before 1995.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

     For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                                               1996     1995
                                                               ----     ----
Risk-free interest rate.....................................   6.16%    7.34%
Dividend yield..............................................   0.00%    0.00%
Option life (years).........................................     4.7     4.11
Stock price volatility......................................  58.16%   57.12%

  (B) OTHER STOCK OPTIONS

     In November 1986, reflecting employment contracts with certain executives, the Company granted to these executives nonqualified options to purchase 220,000 shares of Common Stock through March 1999 at $15.00 per share as adjusted and amended. In January 1988, the exercise price of these options was changed to $5.38. In March 1991, the exercise price of those options was changed to $4.36, and the number of options was adjusted to 271,216 shares of Common Stock pursuant to certain antidilution provisions discussed below. In addition during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. Through December 31, 1996, options to purchase 143,280 shares of Common Stock had been exercised, none had been canceled, and options to purchase 127,936 shares of Common Stock were outstanding.

     In March 1987, the Company granted to non-officer members of the Board of Directors nonqualified options to purchase an aggregate of 50,000 shares of Common Stock at $8.50 per share. In January 1988, the exercise price of these options was changed to $5.38. During fiscal 1991 and fiscal 1990, the options to purchase 10,000 and 20,000 of these shares, respectively, were canceled. In March 1991, the exercise price of those options remaining was changed to $4.36 and the number of options was adjusted to 24,656 shares of Common Stock, reflecting certain antidilution provisions discussed below. In addition, during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1994, 1995 or 1996.

     In November 1989, additional nonqualified options to purchase 20,000 shares of Common Stock at $2.63 per share were granted to non-officer members of the Board. During fiscal 1991, the option to purchase 10,000 of these shares was canceled. In March 1991, the exercise price of the remaining options was changed to $2.35 and the number of options remaining was adjusted to 11,170 shares of Common Stock pursuant to certain antidilution provisions discussed below. In addition, during March 1991, the Board extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1994, 1995 or 1996.

     In March 1991, the Company granted to employees nonqualified options to purchase 120,000 shares of Common Stock at $3.00 per share. A majority of these options vest over four years. The option price was below the market price at the date of grant, and the Company has recognized the pro rata compensation expense representing the difference between the option price and fair market value at the date of grant of approximately $27,000 in 1993. As of December 31, 1996, options to purchase 67,500 shares of Common Stock had been exercised, 51,500 had been canceled and options to purchase 1,000 shares of Common Stock were outstanding.

     In March 1991, the Company granted to past and present members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $3.00 per share for prior years of service. The grant price was below the market price. The Company recognized a compensation expense at the date of grant of $35,000. As

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY of December 31, 1996, options to purchase 10,000 shares of Common Stock had been exercised, none had been canceled and options to purchase 10,000 shares of Common Stock were outstanding.

     In March 1991, the Company granted to non-employee members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $4.75 per share. As of December 31, 1996, options to purchase 5,000 shares of Common Stock had been exercised, none had been canceled and options to purchase 15,000 shares of Common Stock were outstanding.

     In addition during April, May and October 1991, the Company granted to employees nonqualified options to purchase 26,000 shares of Common Stock with exercise prices ranging from $4.25 to $7.75. As of December 31, 1996, options to purchase 8,750 shares of Common Stock had been exercised, 15,000 had been canceled and options to purchase 2,250 shares of Common Stock were outstanding.

     In August 1992, the Company granted to John Kapoor, Chairman of the Board, nonqualified options to purchase 200,000 shares of Common Stock at $7.75 per share. There were no exercises or cancellations during 1994, 1995 or 1996.

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

     There are 392,012 shares of the Company's Common Stock reserved for these arrangements as of December 31, 1996.

  (C)  INCENTIVE STOCK OPTION PLAN

     The following summarizes transactions under the 1981 Incentive Stock Option Plan for the periods ended December 31, 1994, 1995 and 1996:

                                                                NUMBER OF SHARES
                                                                ----------------
Outstanding at December 31, 1993............................         12,500
  Canceled..................................................         (3,750)
                                                                    -------
Outstanding at December 31, 1994............................          8,750
  Canceled..................................................         (8,750)
                                                                    -------
Outstanding at December 31, 1995 and 1996...................             --
                                                                    =======

     As of December 31, 1996, there were no stock options exercisable under the Plan.

(10)  RETIREMENT PLAN

     The Company offers a discretionary 401(k)Plan (the Plan) to its employees. Under the Plan, employees may defer income on a tax exempt basis, subject to IRS limitation. All employees are eligible to participate in the Plan. Under the Plan, the Company may make discretionary matching contributions. Company contributions expensed in 1996 and 1995 totaled $55,278 and $42,901, respectively. There were no Company contributions to the Plan in 1994.

(11) COMMITMENTS

     The Company is obligated for rental payments under a noncancellable operating lease relating to an office facility. Real estate taxes, insurance and maintenance expenses generally are Company obligations. Rental

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY expenses charged to operations were approximately $143,000 in 1996, $193,000 in 1995 and $225,000 in 1994. At December 31, 1996, approximate amounts committed for future fiscal years are as follows:

1997........................................................  $145,000
1998........................................................    61,000

     Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. See "Note 14 - Subsequent Events" in Notes to Consolidated Financial Statements.

     The Company entered into a new agreement with NORAC for NORAC to supply and the Company to purchase THC, the raw material in Marinol, through December 31, 1999. THC is synthesized and purified through a complex and time-consuming process. NORAC is the Company's sole supplier of THC. Currently, the Company maintains a three-year supply of THC.

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

(13) RELATED PARTIES

     EJ Financial Enterprises, Inc. (EJ) is a healthcare investment and consulting company owned by the Company's chairman, an indirect majority stockholder. In addition to the distribution, research, royalty and licensing agreements which were terminated, the Company and EJ currently have a consulting agreement, which provides for EJ's assistance in the Company's product licensing, development and marketing efforts. The agreement can be canceled by either party upon 30 days prior written notice. Expenditures under this agreement totaled approximately $50,000 (1996 and 1995) and $106,250 (1994).

(14) SUBSEQUENT EVENTS

  (A) MANAGEMENT CHANGE

     In January 1997, Stephen M. Simes resigned as President/CEO and Director of the Company to pursue other business interests. Dr. Robert E. Dudley, Vice President of Clinical and Regulatory Affairs, was appointed CEO.

  (B) MAXAQUIN(R) MARKETING AND DISTRIBUTION AGREEMENT

     The Company entered into an agreement on February 14, 1997 with G.D. Searle & Co. to acquire long-term exclusive U.S. marketing and distribution rights for Maxaquin(R) (lomefloxacin), a fluoroquinolone anti-infective drug. As a result of the Maxaquin agreement, the Company entered into an agreement with a third party logistical company to provide warehousing, distribution and certain other requirements for Maxaquin.

  (C) NEW LEASE COMMITMENT

     Effective February 1, 1997 the Company entered into a lease thereby expanding their leased premises by 9,323 square feet to a total of 14,334 square feet. Approximately one third of the leased premises will be

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY subleased to an already identified sub-tenant. The new lease extends through January 31, 2002 and post-sub lease results in an approximate annual rental expense as follows:

1997......................................................    $163,000
1998......................................................     168,000
1999......................................................     171,000
2000......................................................     175,000
2001......................................................     178,000
2002......................................................      22,000

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

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 14, 1997

                                                                     SCHEDULE II

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
                    DESCRIPTION                       OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                    -----------                       ----------   ----------   ----------   ----------
Allowance for doubtful accounts and returns:
  1994..............................................   $298,000                  $270,000     $ 28,000
                                                       ========                  ========     ========
  1995..............................................   $ 28,000     $ 15,000                  $ 43,000
                                                       ========     ========                  ========
  1996..............................................   $ 43,000     $  9,436     $ 13,046     $ 39,390
                                                       ========     ========     ========     ========
Reserve for inventory obsolescence:
  1994..............................................   $250,000                               $250,000
                                                       ========                               ========
  1995..............................................   $250,000                  $195,298     $ 54,702
                                                       ========                  ========     ========
  1996..............................................   $ 54,702     $241,107     $284,529     $ 11,280
                                                       ========     ========     ========     ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunder duly authorized.

                                          UNIMED PHARMACEUTICALS, INC.

                                          By:      /s/ ROBERT E. DUDLEY

                                            ------------------------------------
                                                      Robert E. Dudley
                                                  Chief Executive Officer

March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      NAME                                   CAPACITY(IES)                  DATE
                      ----                                   -------------                  ----

             /s/ DR. JOHN N. KAPOOR               Chairman and Director                March 28, 1997
------------------------------------------------
               Dr. John N. Kapoor

              /s/ ROBERT E. DUDLEY                Chief Executive Officer              March 28, 1997
------------------------------------------------
                Robert E. Dudley

               /s/ DAVID E. RIGGS                 Senior Vice President, Chief         March 28, 1997
------------------------------------------------  Financial Officer, Secretary and
                 David E. Riggs                   Treasurer

                /s/ FRED HOLUBOW                  Director                             March 28, 1997
------------------------------------------------
                  Fred Holubow

             /s/ JAMES J. LEMPENAU                Director                             March 28, 1997
------------------------------------------------
               James J. Lempenau

               /s/ ROLAND WEISER                  Director                             March 28, 1997
------------------------------------------------
                 Roland Weiser

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------
      11         Computation of Income (Loss) per Share
      27         Financial Data Schedule