Form 10-Q
period 1997-03-31
UNIMED PHARMACEUTICALS INC
filed 1997-05-13
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.


    For Quarter Ended March 31, 1997  Commission file number 0-3390


                      UNIMED PHARMACEUTICALS, INC.
         (Exact name of registrant as specified in its charter)



           DELAWARE                                22-1685346
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification Number)

2150 E. Lake Cook Rd., Buffalo                        60089
Grove, Illinois                                     (Zip Code)
 (Address of principal executive offices)

Registrant's telephone number
         including area code                      (847) 541-2525



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days:     Yes  X     No.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

  Title of each class                  Number of shares outstanding
     Common Stock                             8,783,299
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


  PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements
  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Balance Sheets


                                        March 31,  December 31,
                                          1997         1996
  ASSETS                               (unaudited)
  Current assets:
  Cash and cash equivalents            $ 3,761,503 $ 4,458,889
  Short-term investments                13,957,853  16,370,897
  Receivables:
    Trade                                1,379,697   1,876,807
    Other                                  316,994      78,109

      Total receivables                  1,696,691   1,954,916

  Inventories                            3,774,794   4,184,855
  Prepaid expenses                         260,030     108,457

      Total current assets              23,450,871  27,078,014

  Equipment and leasehold
   improvements, at cost                 2,125,651   2,035,807
  Less accumulated depreciation and
   amortization                          1,275,410   1,227,790

      Net                                  850,241     808,017

  Investment in and subordinated
   debenture from Romark
   Laboratories, L.C.                    2,275,910   2,275,910
  Product rights, net of amortization    5,262,363     584,934

      Total assets                     $31,839,385 $30,746,875

      See accompanying notes to consolidated financial statements.

  Item 1 - Financial Statements
  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Balance Sheets
                                                March 31,    December 31,
                                                 1997           1996
                                              (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  361,775  $  376,761
  Accrued and other liabilities                 1,300,732   1,210,664
  Due to Roxane Laboratories, Inc.              4,431,941   4,945,801
  Deferred research and development revenues    1,209,601   1,643,887
  Current portion of long-term obligation         484,000       - - -

    Total current liabilities                   7,788,049   8,177,113

Long-term obligation                            1,213,000       - - -
    Total liabilities                           9,001,049   8,177,113

Stockholders' equity:
  Common stock, $.25 par value; authorized
   30,000,000 shares; issued and
   outstanding: 8,783,299 and 8,775,499         2,195,825   2,193,875
  Additional paid-in capital                   27,359,340  27,340,665
  Accumulated deficit                          (6,757,985) (7,005,726)
  Accumulated foreign currency translation
   adjustment                                      41,156      40,948

    Total stockholders' equity                 22,838,336  22,569,762

    Total liabilities and stockholders'
     equity                                   $31,839,385 $30,746,875

      See accompanying notes to consolidated financial statements.

  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Statements of Operations
  Three Months Ended March 31, 1997 and 1996
  (Unaudited)
                                            March 31,    March 31,
                                              1997        1996
  Net sales                                $1,970,883   $1,556,247
  Research and development revenue            442,727      172,180
  Total revenue                             2,413,610    1,728,427
  Cost of sales                               593,400      678,551
  Gross profit                              1,820,210    1,049,876

  Operating and administrative expenses       781,464      559,336
  Sales and marketing expenses                485,450      218,779
  Research and development expenses           719,130      431,071
  Total expenses                            1,986,044    1,209,186

  Loss from operations                       (165,834)    (159,310)

  Other income (expense):
      Gain on sale of trademark                 - - -      200,000
      Product right sublicense gain           150,000        - - -
      Interest income                         274,908      193,837
      Other expense                           (11,333)     (21,019)
  Income before income taxes                  247,741      213,508

  Income tax benefit                            - - -        5,931
  Net income                                $ 247,741    $ 219,439
  Net income per share:
      Basic                                 $     .03    $     .03
      Fully diluted                         $     .03    $     .03
  Weighted average number of common and
    common equivalent shares outstanding:
      Basic                                 8,780,790    7,295,304
      Fully diluted                         9,008,495    8,236,090

      See accompanying notes to consolidated financial statements.

  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
  Condensed Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1997 and 1996
  (Unaudited)
                                            March 31,    March 31,
                                              1997         1996
  Cash flows provided by operations:
  Net income                               $  247,741   $  219,439
  Adjustments to reconcile net income to
   net cash provided by operations:
    Depreciation and amortization              69,688       45,000
    Write-off of Investment in Medisperse       - - -       21,019
    Other                                         210          134
    Decrease in current receivables           258,224    1,099,440
    Decrease in inventories                   410,061      579,736
    (Increase) Decrease in prepaid
     expenses                                (151,573)       1,742
    Increase (Decrease) in payables,
     accrued and other liabilities             75,082     (289,984)
    Decrease in due to Roxane
     Laboratories, Inc.                      (513,859)    (526,309)
      Net cash provided by operating
       activities                             395,574    1,150,217

  Cash flows (used in) provided by
  investing activities:
    Capital expenditures                      (92,342)     (11,483)
    Sale of short-term investments          2,413,044    1,388,756
    Product acquisition                    (3,000,000)       - - -
      Net cash (used in) provided by
       investing activities                  (679,298)   1,377,273

  Cash flows (used in) provided by
   financing activities:
    Proceeds from issuance of common
     stock                                     20,625    9,630,578
    Deferred research and development
     revenues-net                            (434,287)   1,036,035
      Net cash (used in) provided by
       financing activities                  (413,662)  10,666,613

  (Decrease) Increase in cash and cash
   equivalents                               (697,386)  13,194,103
  Cash and cash equivalents at beginning
   of period                                4,458,889    7,011,843
  Cash and cash equivalents at end of
   period                                 $ 3,761,503  $20,205,946


  Supplemental disclosures of cash flow
   information:
  Cash paid during the period for:
    Income taxes                           $   - - -    $    5,769
  Obligation assumed due to product
   acquisition                             $1,697,000   $    - - -
      See accompanying notes to consolidated financial statements.

              UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
                             March 31, 1997
                              (Unaudited)


  NOTE 1
  The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1996, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the Company ), and its wholly-owned subsidiary, Unimed Canada, Inc.

  In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three month periods ended March 31, 1997 and 1996.

  While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 annual report on Form 10-K filed with the Securities and Exchange Commission.

  Item 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

  Three Months Ended March 31, 1997 vs. Three Months Ended March 31,
  1996

  Total revenue for the three months ended March 31, 1997 (the Fiscal 1997 Period ) increased 40 percent over total revenue for the three months ended March 31, 1996 (the Fiscal 1996 Period ). Total revenue consists of net sales and research and development revenue. Net income was $247,741 or three cents per share for the Fiscal 1997 Period. Net income for the Fiscal 1996 Period was $219,439 or three cents per share.

  Net sales for the Fiscal 1997 Period increased by 27 percent or $414,636 to $1,970,883 compared to net sales of $1,556,247 for the Fiscal 1996 Period. The increase in net sales was attributable to a combination of a 17% sales increase in Marinol[R] (dronabinol) due to higher unit volume and the introduction in March of Maxaquin[R] (lomefloxacin), a once-a-day fluoroquinolone antibiotic for urinary tract infections, which generated net sales of $157,180 in March.

  Total revenue, in addition to net sales, included $442,727 in research and development revenue in the Fiscal 1997 Period from foreign licensors' partial support of clinical development programs on in-licensed products. In 1997, approximately $1.6 million of future research and development expenditures will be offset by deferred research and development revenues paid to the Company by foreign licensors.

  Cost of sales decreased by $85,151 or 13 percent for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. This decrease is due to lower Marinol inventory costs. Cost of sales expressed as a percent of net sales decreased from 44% for the Fiscal 1996 Period to 30% for the same period in 1997.

  Operating and administrative expenses increased in the Fiscal 1997 Period by $222,128 or 40 percent. This increase was due in part to higher personnel related expenses and accrued legal expenses related to product licenses. Operating and administrative expenses as a percentage of net sales were 40% in the Fiscal 1997 Period compared to 36% in the Fiscal 1996 Period.

  Sales and marketing expenses increased $266,671 to $485,450 in the Fiscal 1997 Period as the Company began Maxaquin related promotional programs as well as adding a new executive responsible for commercial development of Maxaquin. Sales and marketing expenses were 25% of net sales in the Fiscal 1997 Period compared to 14% in the Fiscal 1996 Period.

  Research and development expenses in the Fiscal 1997 Period were $719,130, compared to $431,071 in the Fiscal 1996 Period. Research and development expenses were 36% of net sales for the Fiscal 1997 Period, and 28 percent of net sales for the Fiscal 1996 Period. This increase is due to clinical development which included the addition of clinical and regulatory staff to manage clinical development programs. Research and development expenses of $442,727 were offset by research and development revenue in the Fiscal 1997 Period.

  The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues.


  Liquidity

  At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $17,719,356, compared to $20,829,786 at December 31, 1996, a decrease of $3,110,430. The Company generated $2,413,044 from maturing short-investments during the Fiscal 1997 Period.

  The Company generated net cash from operations totaling $395,574 for the quarter ended March 31, 1997. Current receivables decreased by $258,224 due to receipt of royalty payments from the Company's distributor of Marinol[R]. Inventories decreased $410,061 due to ongoing sales of Marinol[R] and the timing of new inventory deliveries.

  On February 28, 1997, the Company acquired from G.D. Searle & Co. (Searle), a wholly-owned subsidiary of the Monsanto Company, the U.S. marketing and distribution right to Maxaquin (lomefloxacin), a fluoroquinolone anti-infective drug. In addition, Unimed will make sales-based distribution fee payments to Searle during the term of the agreement. The Company also recorded long and short-term obligations along with imputed interest on that obligation, to be satisfied January 2, 1998 and 1999, respectively.

  Forward-Looking Statements

  When used in this discussion, the words believes and expects and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports filed with the Securities and Exchange Commission.

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


  Item 3.        Defaults     Upon      Senior
                  Securities                    None

  Item 4.        Submission of Matters to Vote
                  of Security Holders           None

  Item 5.        Other Information              None


  Item 6.        Exhibits and Reports  on Form
                 8-K
                  (a)  Exhibits                 None
                  (b)  Reports on Form 8-K

                      On January 13,  1997, the Company  filed
                      a  Current   Report  on   Form  8-K   to
                      announce  the  resignation  of   Stephen
                      Simes as  President/CEO and  a  Director
                      of the Company to pursue other  business
                      interests.  Dr. Robert Dudley,  formerly
                      Vice   President    of   Clinical    and
                      Regulatory Affairs, was appointed CEO.

                             SIGNATURE PAGE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




  UNIMED PHARMACEUTICALS, INC.






  Date: May 13, 1997     By:  /s/  Robert E. Dudley
                                  Robert E. Dudley
                                  Chief Executive Officer


  Date: May 13, 1997     By:  /s/  David E. Riggs
                                  David E. Riggs
                                  Senior Vice President, Chief Financial
                                   Officer, Secretary and Treasurer