Form 10-Q
period 1997-06-30
UNIMED PHARMACEUTICALS INC
filed 1997-08-13
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


       For Quarter Ended June 30, 1997  Commission file number 0-3390


                          UNIMED PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                            22-1685346
      (State or other jurisdiction of      (I.R.S. Employer Identification
      incorporation or organization)                   Number)


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Title of each class           Number of shares outstanding
               Common Stock                     8,868,299
             ($.25 par value)

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                                                                    Page
                                                                   Number

        PART I.     Financial Information

                       Financial Statements
           ITEM 1.
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

          PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements
          UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Condensed Consolidated Balance Sheets

                                                 June 30,   December 31,
                                                   1997        1996
          ASSETS                                (unaudited)
          Current assets:
          Cash and cash equivalents            $ 3,229,911 $ 4,458,889
          Short-term investments                14,067,094  16,370,897
          Receivables:
            Trade                                1,165,576   1,876,807
            Other                                  167,063      78,109

              Total receivables                  1,332,639   1,954,916

          Inventories                            4,146,676   4,184,855
          Prepaid expenses                         310,776     108,457

              Total current assets              23,087,096  27,078,014

          Equipment and leasehold
           improvements, at cost                 2,379,809   2,035,807
          Less accumulated depreciation and
           amortization                          1,321,464   1,227,790

              Net                                1,058,345     808,017

          Investment in and subordinated
            debenture from Romark
            Laboratories, L.C.                   2,275,910   2,275,910
          Product rights, net of
            amortization                         5,203,652     584,934

              Total assets                     $31,625,003 $30,746,875

       See accompanying notes to consolidated financial statements.

          Item 1 - Financial Statements
          UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Condensed Consolidated Balance Sheets

                                                        June 30,   December 31,
                                                          1997        1996
                                                      (unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                             $  219,694  $  376,761
          Accrued and other liabilities                 1,110,210   1,210,664
          Due to Roxane Laboratories, Inc.              4,741,733   4,945,801
          Deferred research and development revenues      929,132   1,643,887
          Current portion of long-term obligation         484,000       - - -
            Total current liabilities                   7,484,769   8,177,113

        Long-term obligation                            1,213,000       - - -
            Total liabilities                           8,697,769   8,177,113

        Stockholders' equity:
          Common stock, $.25 par value; authorized
           30,000,000 shares; issued and outstanding:
           8,958,799 and 8,775,499                      2,239,700   2,193,875
          Additional paid-in capital                   27,797,360  27,340,665
          Accumulated deficit                          (6,687,885) (7,005,726)
          Accumulated foreign currency translation
           adjustment                                      41,035      40,948
                                                       23,390,210  22,569,762
          Less:  treasury stock at cost (90,500 and
           0 shares at respective dates)                 (462,976)      - - -
                Total stockholders' equity             22,927,234  22,569,762
            Total stockholders' equity and
             liabilities                              $31,625,003 $30,746,875

          See accompanying notes to consolidated financial statements.

          UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1997 and 1996
          (Unaudited)
                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                   1997       1996       1997        1996
Net sales                       $1,821,940 $1,692,575 $3,792,823 $3,248,822
Research and development
 revenue                           302,333     72,523    745,060    244,703
Total revenue                    2,124,273  1,765,098  4,537,883  3,493,525
Cost of sales                      625,112    820,146  1,218,512  1,498,697

Gross profit                     1,499,161    944,952  3,319,371  1,994,828

Operating and administrative
 expenses                          482,262    512,972  1,263,726  1,072,308
Sales and marketing expenses       551,962    302,017  1,037,412    520,796
Research and development
 expenses                          624,569    344,838  1,343,699    775,909
Total expenses                   1,658,793  1,159,827  3,644,837  2,369,013
Loss from operations              (159,632)  (214,875)  (325,466)  (374,185)

Other income (expense):
   Interest income                 263,648    265,837    538,556    459,674
   Product right sublicense
    gain                             - - -    311,075    150,000    311,075
   Gain on sale of trademark         - - -      - - -      - - -    200,000
   Other expense                   (33,916)     - - -    (45,249)   (21,019)

Income before income taxes          70,100    362,037    317,841    575,545

Income tax expense                   - - -     10,000      - - -      4,069

Net income                         $70,100   $352,037   $317,841   $571,476

Net income per share:
   Primary                            $.01       $.04       $.04       $.07
   Fully diluted                      $.01       $.04       $.03       $.07
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                       8,886,024  9,268,939  8,833,727  8,557,441
   Fully diluted                 9,069,464  9,300,710  9,224,899  8,790,838
   See accompanying notes to consolidated financial statements.

          UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996
          (Unaudited)
                                                       Six Months Ended
                                                          June 30,
                                                        1997       1996
          Cash flows provided by operations:
          Net income                                $ 317,841    $ 571,476
          Adjustments to reconcile net income to
          net cash provided by operations:
            Depreciation and amortization             212,374       90,249
            Write-off of Investment in Medisperse       - - -       21,019
            Other                                          86        1,949
            Decrease in current receivables           622,277    1,345,772
            Decrease (Increase) in inventories         38,179   (1,639,239)
            (Increase) Decrease in prepaid
             expenses                                (202,319)       5,876
            Decrease in payables, accrued and
             other liabilities                       (257,521)     (21,818)
            (Decrease) Increase in due to Roxane
             Laboratories, Inc.                      (204,068)   1,441,270
              Net cash provided by operating
               activities                             526,849    1,816,554

          Cash flows used in investing
           activities:
            Capital expenditures, net                (384,419)     (30,308)
            Sale (Purchase) of short-term
             investments, net                       2,303,803  (14,821,262)
            Product rights acquisition             (3,000,000)       - - -
              Net cash used in investing
               activities                          (1,080,616) (14,851,570)

          Cash flows (used in) provided by
           financing activities:
            Acquisition of treasury stock            (462,976)       - - -
            Proceeds from payment of note
             receivable                                 - - -      132,252
            Proceeds from issuance of common
             stock                                    502,520   10,191,114
            Deferred research and development
             revenues, net                           (714,755)     963,512
              Net cash (used in) provided by
               financing activities                  (675,211)  11,286,878

          Decrease in cash and cash equivalents    (1,228,978)  (1,748,138)
          Cash and cash equivalents at beginning
           of period                                4,458,889    7,011,843
          Cash and cash equivalents at end of
           period                                  $3,229,911   $5,263,705

          Supplemental disclosures of cash flow
           information:
          Cash paid during the period for:
            Income taxes                          $     - - -   $    5,769
          Obligation assumed due to product
           rights acquisition,
           including imputed interest             $ 1,697,000   $    - - -
        See accompanying notes to consolidated financial statements.

                   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


          NOTE 1

          The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1996, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the Company), and its wholly-owned subsidiary, Unimed Canada, Inc.

          In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments)
          necessary to present fairly the Company's consolidated financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six month periods ended June 30, 1997 and 1996.

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

          Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

          Results of Operations

          Six Months Ended June 30, 1997 vs. Six Months Ended June 30,
          1996

          Total revenue for the six months ended June 30, 1997 increased 30 percent over total revenue for the six months ended June 30, 1996. Total revenue consists of net sales and research and development revenue. Net income was $317,841 or three cents per share for the six months ended June 30, 1997. Net income for the six months ended June 30, 1996 was $571,476 or seven cents per share.

          Net sales for the six months ended June 30, 1997 increased 17 percent or $544,001 to $3,792,823 compared to net sales of $3,248,822 for the six months ended June 30, 1996. The increase in net sales was attributable to a combination of a 7% sales increase in Marinol [R] (dronabinol) due to higher unit volume and the introduction in March of Maxaquin [R] (lomefloxacin), which generated sales of $315,201 for the period ending June 30, 1997.

          Total revenue, in addition to net sales, included $745,060 in research and development revenue in the six month period ended June 30, 1997. The Company expects to recognize the remaining deferred research and development revenue prior to the end of 1997.

          Cost of sales decreased by $280,185 or 19 percent for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996. This decrease is due to lower Marinol inventory costs. Cost of sales expressed as a percent of net sales decreased to 32% for the six month period ended June 30, 1997 from 46% for the same period in 1996.

          Operating and administrative expenses increased for the six months ended June 30, 1997 by $191,418 or 18 percent. This increase is due in part to personnel-related expenses and expenses associated with expansion of the corporate headquarters. Operating and administrative expenses as a percentage of net sales were 33% in both six month periods ended June 30, 1997 and 1996, respectively.

          Sales and marketing expenses increased $516,616 or 99% in the six month period ended June 30, 1997 as the Company began Maxaquin-related product launch programs and expanded the sales force and sales management groups. Sales and marketing expenses were 27% and 16% of net sales for the six month periods ended June 30, 1997 and 1996, respectively.

          Research and development expenses during the six months ended June 30, 1997 were $1,343,699 compared to $775,909 in the same period in 1996. Research and development expenses were 35% of net sales for the six months ended June 30, 1997, and 24 percent of net sales for the same period in 1996. The increase is due to clinical development which included the addition of clinical and regulatory staff to manage clinical development programs. Research and development expenses of $745,060 were offset by research and development revenue in the six months ended June 30, 1997.

          The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues through the end of 1997.


          Three Months Ended June 30, 1997 vs. Three Months Ended June
          30, 1996

          Total revenue for the three months ended June 30, 1997 increased twenty percent over total revenue for the three months ended June 30, 1996. Total revenue consists of net sales and research and development revenue. Net income was $70,100 or one cent per share for the three months ended June 30, 1997. Net income for the three months ended June 30, 1996 was $352,037 or four cents per share.

          Net sales for the three months ended June 30, 1997 were $1,821,940, representing an increase of eight percent or $129,365 compared to net sales of $1,692,575 for the three months ended June 30, 1996. The increase in net sales was attributable to a combination of a 2% decrease in Marinol sales for the quarter ended June 30, 1997 and the introduction in March of Maxaquin which generated net sales of $158,021 for the quarter. The Marinol sales decrease was attributable to a decrease in foreign Marinol sales.

          Total revenue, in addition to net sales, included $302,333 in research and development revenue in the three month period ended June 30, 1997. The Company expects to recognize the remaining deferred research and development revenue prior to the end of 1997.

          Cost of sales decreased by $195,034 or twenty-four percent for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996. This decrease is due to lower Marinol inventory costs. Cost of sales expressed as a percent of net sales decreased to 34% from 48% for the same period in 1996.

          Operating and administrative expenses decreased during the three month period ended June 30, 1997 by $30,710 or six percent. Operating and administrative expenses as a percentage of net sales were 26% in the three months ended June 30, 1997 compared to 30% for the same period in 1996.

          Sales and marketing expenses increased $249,945 or 83% in the three month period ended June 30, 1997 as the Company began Maxaquin-related product launch programs and expanded the sales force and sales management groups. Sales and marketing expenses were 30% of net sales in the three month period ended June 30, 1997 compared to 18% for the same period in 1996.

          Research and development expenses in the three month period ended June 30, 1997 were $624,569, compared to $344,838 in the same period ended in 1996. Research and development expenses were 34% and 20% of net sales for the three month periods ended June 30, 1997 and 1996, respectively. The increase is due to clinical development which included the addition of clinical and regulatory staff to manage clinical development programs. The research and development expenses of $624,569 were offset by research and development revenue of $302,333 for the three months ended June 30, 1997.

          The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues through the end of 1997.


          Liquidity

          At June 30, 1997, the Company had cash, cash equivalents and
          short-term   investments   of   $17,297,005   compared    to
          $20,829,786 at December 31, 1996, a decrease of $3,532,781.

          The Company generated net cash from operations totaling $526,851 for the six months ended June 30, 1997. Current receivables decreased by $622,277 due to receipt of cash due under a foreign license agreement and a royalty from the Company's distributor of Marinol.

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

          In May 1997, the Company initiated a stock repurchase program. To date, this program and other stock repurchases have accounted for a decrease in cash of $462,976.

          Forward-Looking Statements

          When used in this discussion, the words _believes_ and _expects_ and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports filed with the Securities and Exchange Commission.

          PART II - OTHER INFORMATION



          Item 1.        Legal Proceedings              None


          Item 2.        Changes in Securities          None


          Item 3.        Defaults      Upon      Senior None
                         Securities

          Item 4.        Submission of Matters to Vote
                           of Security Holders

          On April 24, 1997, at the Annual Meeting of Stockholders, the stockholders re-elected two Directors. The results of the shareholder vote are shown below.

                                                             Broker
                                For    Against  Abstentions/  Non-
                                                  Withheld   votes
          John N. Kapoor     6,688,786     0      207,323      0
          Roland Weiser      6,688,786     0      207,323      0


          Item 5.        Other Information              None


          Item 6.        Exhibits and  Reports on  Form
                         8-K
                                                        None
                             (a)  Exhibits
                             (b)  Reports on Form 8-K

                              On June 20, 1997, the Company filed  a
                              Current  Report  on  Form  8-K  and  a
                              Current   Report   on  Form   8-A   to
                              announce    the    adoption    of    a
                              Stockholder Rights Plan.

                                 SIGNATURE PAGE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




          UNIMED PHARMACEUTICALS, INC.






     Date:    August 13, 1997      By:    /s/ Robert E. Dudley
                                        Robert E. Dudley
                                        Chief Executive Officer


     Date:    August 13, 1997      By:    /s/ David E. Riggs
                                        David E. Riggs
                                        Senior Vice President, Chief Financial
                                          Officer, Secretary and Treasurer