Form 10-Q
period 1997-09-30
UNIMED PHARMACEUTICALS INC
filed 1997-11-14
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.


    For Quarter Ended September 30, 1997  Commission file number 0-3390


                        UNIMED PHARMACEUTICALS, INC.
           (Exact name of registrant as specified in its charter)



              DELAWARE                           22-1685346
               (State or other                  (I.R.S. Employer
     jurisdiction of incorporation or       Identification Number)
     organization)

         2150 E. Lake Cook Rd.,                   60089
        Buffalo Grove, Illinois                 (Zip Code)
         (Address of principal
     principal executive offices)

       Registrant's telephone number           (847) 541-2525
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

        Title of each class         Number of shares outstanding
            Common Stock                      8,870,299
          ($.25 par value)

              UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY        Page
                                                                Number


     PART I.    Financial Information

        ITEM 1.     Financial Statements

                      Condensed Consolidated Balance Sheets        3

                      Consolidated Statements of Operations        5

                      Consolidated Statements of Cash Flows        6

                      Notes to Condensed Consolidated              7
                      Financial Statements

        ITEM 2.     Management's Discussion and Analysis of
                    Results of Operations and Financial            8
                    Condition


     PART II.    Other Information                                11


     SIGNATURE PAGE                                               12

       PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements
       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
       Condensed Consolidated Balance Sheets

                                             September     December
                                                30,           31,

                                               1997          1996
       ASSETS                               (unaudited)
       Current assets:
          Cash and cash equivalents          $2,150,324   $4,458,889
          Short-term investments             14,082,449   16,370,897
          Receivables:
            Trade                             1,600,933    1,876,807
            Other                               108,912       78,109

              Total receivables               1,709,845    1,954,916

          Inventories                         3,744,325    4,184,855
          Prepaid expenses                      262,677      108,457

            Total current assets             21,949,620   27,078,014

       Equipment and leasehold
        improvements, at cost                 2,457,022    2,035,807
       Less accumulated depreciation and
        amortization                          1,383,918    1,227,790

           Net                                1,073,104      808,017

       Investment in, and subordinated
        debenture from,
        Romark Laboratories, L.C.             2,275,910    2,275,910
       Product rights, net of
        amortization                          6,071,775      584,934

           Total assets                     $31,370,409  $30,746,875

         See accompanying notes to consolidated financial statements.

       Item 1 - Financial Statements
       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
       Condensed Consolidated Balance Sheets

                                                     September    December
                                                     30, 1997     31, 1996
                                                   (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                            $   657,513  $   376,761
       Accrued and other liabilities                   982,343    1,210,664
       Due to Roxane Laboratories, Inc.              4,017,504    4,945,801
       Deferred research and development revenues      411,145    1,643,887
       Current portion of long-term obligation       1,034,836        - - -
         Total current liabilities                   7,103,341    8,177,113

     Long-term obligation                            1,213,000        - - -
         Total liabilities                           8,316,341    8,177,113

     Stockholders' equity:
       Common stock, $.25 par value; authorized
        30,000,000 shares; issued and outstanding:
        8,968,799 and 8,775,499, respectively        2,242,200    2,193,875
       Additional paid-in capital                   27,824,405   27,340,665
       Accumulated deficit                          (6,491,971)  (7,005,726)
       Accumulated foreign currency translation
        adjustment                                      40,892       40,948
                                                    23,615,526   22,569,762
       Less:  treasury stock at cost (98,500 and
        0 shares at September 30, 1997 and
        December 31, 1996, respectively)              (561,458)       - - -
             Total stockholders' equity             23,054,068   22,569,762
         Total liabilities and stockholders'
          equity                                  $ 31,370,409 $ 30,746,875

        See accompanying notes to consolidated financial statements.

       UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
       Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1997 and 1996
       (Unaudited)
                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                   1997       1996       1997        1996

Net sales                       $2,864,203 $2,088,692 $6,657,026 $5,337,514
Research and development
 revenue                           527,851    309,815  1,272,911    554,518
Total revenue                    3,392,054  2,398,507  7,929,937  5,892,032
Cost of sales                    1,045,803    855,539  2,264,315  2,354,236

Gross profit                     2,346,251  1,542,968  5,665,622  3,537,796

Operating and administrative
 expenses                          561,826    572,202  1,825,552  1,644,510
Sales and marketing expenses       886,445    379,075  1,923,857    899,871
Research and development
 expenses                        1,077,178    488,149  2,420,877  1,264,058
Total expenses                   2,525,449  1,439,426  6,170,286  3,808,439

(Loss) income from operations     (179,198)   103,542   (504,664)  (270,643)

Other income (expense):
   Interest income                 259,049    296,324    797,605    755,998
   Product right sublicense gain   150,000      - - -    300,000    311,075
   Gain on sale of trademark         - - -      - - -      - - -    200,000
   Other expense                   (33,937)    (8,002)   (79,186)   (29,021)

Income before income taxes         195,914    391,864    513,755    967,409

Income tax expense                   - - -      - - -      - - -      4,069

Net income                       $ 195,914  $ 391,864  $ 513,755  $ 963,340

Net income per share:
   Primary                        $    .02   $    .04   $    .06   $    .11
   Fully diluted                  $    .02   $    .04   $    .06   $    .11
Weighted average number of
 common and common equivalent
 shares outstanding:
   Primary                       8,882,573  9,242,164  8,879,161  8,763,683
   Fully diluted                 9,072,380  9,374,925  9,189,348  9,038,816

      See accompanying notes to consolidated financial statements.

   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
   Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1997 and 1996
   (Unaudited)
                                                 Nine Months Ended
                                                 September 30,
                                                1997         1996
   Cash flows provided from operations:
   Net income                               $  513,755   $  963,340
   Adjustments to reconcile net income to
    net cash provided by operations:
     Depreciation and amortization             335,466      136,844
     Write-off of investments                    - - -       29,021
     Decrease in receivables                   245,015      247,655
     Decrease (Increase) in inventories        440,530   (1,353,485)
     (Increase) Decrease in prepaid
      expenses                                (154,220)     131,019
     Decrease in payables, accrued and
      other liabilities                         52,431      326,142
     (Decrease) Increase in due to Roxane
      Laboratories, Inc.                      (928,297)   1,505,121
       Net cash provided from operating
        activities                             504,680    1,985,657

   Cash flows used in investing
    activities:
     Capital expenditures, net                (463,558)     (68,746)
     Sale (Purchase) of short-term
      investments, net                       2,288,448  (14,883,059)          )
     Investment in and subordinated
      debenture from
      Romark Laboratories, L.C.                  - - -   (1,675,910)
     Product rights acquisition             (3,376,000)       - - -
      Net cash used in investing
       activities                           (1,551,110) (16,627,715)

   Cash flows (used in) provided from
   financing activities:
     Acquisition of treasury stock            (561,458)       - - -
     Proceeds from payment of note
      receivable                                 - - -      132,252
     Proceeds from issuance of common
      stock                                    532,065   10,375,500
     Deferred research and development
      revenues, net                         (1,232,742)     653,697
       Net cash (used in) provided from
        financing activities                (1,262,135)  11,161,449

   Decrease in cash and cash equivalents    (2,308,565)  (3,480,609)
   Cash and cash equivalents at beginning
    of period                                4,458,889    7,011,843
   Cash and cash equivalents at end of
    period                                 $ 2,150,324  $ 3,531,234

   Supplemental disclosures of cash flow
    information:
   Cash paid during the period for:
    Income taxes                           $     - - -  $     5,769
   Obligation assumed due to product
    rights acquisitions,
    including imputed interest             $ 2,247,836  $     - - -

      See accompanying notes to consolidated financial statements.

                 UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
                           September 30, 1997
                               (Unaudited)

   NOTE 1

   The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1996, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the Company), and its wholly-owned subsidiary, Unimed Canada, Inc.

   In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine month periods ended September 30, 1997 and 1996.

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

   Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION

   Results of Operations

   Nine Months Ended September 30, 1997 vs. Nine Months Ended
   September 30, 1996

   Total revenue for the nine months ended September 30, 1997 increased 35% over total revenue for the nine months ended September 30, 1996. Total revenue consists of net sales and research and development revenue. Net income was $513,755 or six cents per share for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1996 was $963,340 or eleven cents per share.

   Net sales for the nine months ended September 30, 1997 increased 25% or $1,319,512 to $6,657,026 compared to net sales of $5,337,514 for the nine months ended September 30, 1996. The increase in net sales was attributable to a combination of a 12% sales increase in Marinol[R] (dronabinol) due to higher unit volume and the introduction in March of Maxaquin[R] (lomefloxacin), which generated sales of $670,379 for the period ending September 30, 1997.

   Total revenue, in addition to net sales, included $1,272,911 in research and development revenue recognized in the nine month period ended September 30, 1997, a $718,393 increase over research and development recognized in the nine month period ended September 30, 1996. The Company expects to recognize the remaining deferred research and development revenue prior to the end of 1997.

   Cost of sales decreased slightly by $89,921 or 4% for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996. This decrease is due primarily to lower Marinol raw material costs. Cost of sales expressed as a percent of net sales decreased to 34% for the nine month period ended September 30, 1997 from 44% for the same period in 1996. This decrease is primarily attributable to lower Marinol raw material costs.

   Operating and administrative expenses increased for the nine months ended September 30, 1997 by $181,042 or 11%. This increase is due in part to personnel-related expenses and expenses associated with expansion of the corporate headquarters. Operating and administrative expenses as a percentage of net sales were 27% and 31% in the nine month periods ended September 30, 1997 and 1996, respectively.

   Sales and marketing expenses increased $1,023,986 or 114% in the nine month period ended September 30, 1997 as the Company began Maxaquin-related product launch programs and expanded the sales force, sales management and managed care groups. Sales and marketing expenses were 29% and 17% of net sales for the nine month periods ended September 30, 1997 and 1996, respectively.

   Research and development expenses during the nine months ended September 30, 1997 were $2,420,877 compared to $1,264,058 in the same period in 1996. Research and development expenses were 36% of net sales for the nine months ended September 30, 1997 and 24 % of net sales for the same period in 1996. The increase is due to accelerated clinical development which included the addition of clinical and regulatory staff to manage clinical development programs. Research and development expenses of $2,420,877 were partially offset by research and development revenue of $1,272,911 recognized in the nine months ended September 30, 1997. Research and development expenses of $1,264,058 for the nine month period ended September 30, 1996 were partially offset by research and development revenues of $554,518.

   The Company expects research and development expenses to increase as planned product development continues and to be partially offset by research and development revenues through the end of 1997.

   Three Months  Ended  September  30, 1997  vs.  Three  Months  Ended
   September 30, 1996

   Total revenue  for  the  three  months  ended  September  30,  1997 increased 41% over total revenue for the three months ended September 30, 1996. Total revenue consists of net sales and research and development revenue. Net income was $195,914 or two cents per share for the three months ended September 30, 1997. Net income for the three months ended September 30, 1996 was $391,864 or four cents per share.

   Net sales for the three months ended September 30, 1997 were $2,864,203, representing an increase of 37% or $775,511 compared to net sales of $2,088,692 for the three months ended September 30, 1996. The increase in net sales was attributable to a combination of a 20% increase in Marinol sales for the quarter ended September 30, 1997 and the introduction in March of Maxaquin which generated net sales of $355,178 for the quarter.

   Total revenue, in addition to net sales, included $527,851 in research and development revenue recognized in the three month period ended September 30, 1997. The Company expects to recognize the remaining deferred research and development revenue prior to the end of 1997.

   Cost of sales increased by $190,264 or 22% for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. This increase is due to the corresponding increase in Marinol sales and an increase in the reserve for inventory. Cost of sales expressed as a percent of net sales decreased to 37% from 41% for the same period in 1996 due to lower Marinol raw material costs.

   Operating and administrative expenses decreased slightly during the three month period ended September 30, 1997 by $10,376 or 2%. Operating and administrative expenses as a percentage of net sales were 20% in the three months ended September 30, 1997 compared to 27% for the same period in 1996.

   Sales and marketing expenses increased $507,370 or 134% in the three month period ended September 30, 1997 as the Company promoted Maxaquin-related product launch programs and expanded the sales force, sales management and managed care groups. Sales and marketing expenses were 31% of net sales in the three month period ended September 30, 1997 compared to 18% for the same period in 1996.

   Research and development expenses in the three month period ended September 30, 1997 were $1,077,178, compared to $488,149 in the same period ended in 1996. Research and development expenses were 38% and 23% of net sales for the three month periods ended September 30, 1997 and 1996, respectively. The increase is due to accelerated clinical development which included the addition of clinical and regulatory staff to manage clinical development programs. The research and development expenses of $1,077,178 were offset by research and development revenue of $527,851 recognized in the three months ended September 30, 1997. For the same three month period in 1996, research and development expenses of $488,149 were partially offset by research and development revenues of $309,815.

   Liquidity and Capital Resources

   At September 30, 1997, the Company had cash and cash equivalents and short-term investments of $16,232,773 compared to $20,829,786 at December 31, 1996, a decrease of $4,597,013. This decrease is primarily the result of the acquisition of the two new products referred to below and research and development costs.

   The Company generated net cash from operations totaling $504,680 for the nine months ended September 30, 1997. Current receivables decreased by $245,071 due to receipt of cash due under a royalty payment from the Company's distributor of Marinol. Inventories decreased $440,530 due to ongoing sales of Marinol and the timing of new inventory deliveries.

   On February 28, 1997, the Company acquired from G.D. Searle & Co. (Searle), a wholly-owned subsidiary of the Monsanto Company, the U.S. marketing and distribution rights to Maxaquin (lomefloxacin), a fluoroquinolone anti-infective drug. In addition, Unimed will make sales-based distribution fee payments to Searle during the term of the agreement. The Company also recorded long and short-term obligations along with imputed interest on that obligation, to be paid January 2, 1998 and 1999, respectively.

   In May 1997, the Company initiated a stock repurchase program.   To
   date, this program and other stock repurchases have accounted for a decrease in cash of $561,458.

   In July 1997, the Company acquired from Syntex all rights to oxymethelone, an orally active anabolic androgenic steroid used to treat anemias, for the United States, Mexico and Canada. The Company will pay to Syntex a licensing fee, in three installments, and a royalty on net product sales. The Company paid the first installment in July.

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



                  UNIMED PHARMACEUTICALS, INC.





   Date: November 14, 1997     By:  /s/ David E. Riggs
                                   David E. Riggs
                                   Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer