Form 10-K
period 1997-12-31
UNIMED PHARMACEUTICALS INC
filed 1998-03-30
CIK 100759

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

COMMISSION FILE NUMBER: 0-3390

                          UNIMED PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-1685346
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

            2150 E. LAKE COOK RD.
           BUFFALO GROVE, ILLINOIS                                 60089
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (847) 541-2525

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS
             ON WHICH REGISTERED                           NAME OF EACH EXCHANGE
             -------------------                           ---------------------
                    None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.25 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock, as of March 13, 1998 -- 9,051,942.

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the closing price on March 13, 1998 was $54,532,560.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement (to be filed pursuant to Regulation 14A) for the Annual Meeting of Stockholders to be held May 28, 1998, is incorporated by reference in Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Unimed Pharmaceuticals, Inc. (the "Company" or "Unimed") develops and markets prescription pharmaceutical products. Currently, the Company promotes three approved drugs and is developing others targeted for the HIV/AIDS, endocrinology, infectious diseases and urology markets. The Company developed and co-promotes Marinol(R), an appetite stimulant and antiemetic drug, through the Company's specialty sales force in the U.S. primarily to AIDS-treating physicians. Marinol is distributed in international markets through foreign licensees. In February 1997, the Company acquired from G.D. Searle & Co., the long-term, exclusive U.S. marketing and distribution rights for Maxaquin(R) (lomefloxacin), a fluoroquinolone anti-infective used in the urology and infectious disease markets. The Company markets and distributes Maxaquin through the efforts of the Company's specialty sales force in the U.S. primarily to urologists and AIDS-treating physicians. In July 1997, the Company acquired from Syntex (USA), Inc. and its Mexican affiliate ("Syntex") all rights to Anadrol(R) (oxymetholone) for the U.S., Canada and Mexico. Anadrol is an orally active anabolic androgenic steroid used to treat various anemias. The Company began marketing and distributing Anadrol in the first quarter of 1998. The Company is a Delaware corporation incorporated in 1948.

     The Company's business strategy is to become a premier niche pharmaceutical products development and marketing concern. With a business strategy that focuses on licensing and developing drugs that have successfully completed human clinical testing milestones, the Company expects to build a diversified portfolio of products in several therapeutic areas including HIV and other infectious diseases, endocrinology, hematology, oncology and urology. The Company's specific goals center on effectively marketing the current product line while rapidly developing the current product pipeline. During 1996, the Company completed Phase II clinical development on three new drugs that were in-licensed in 1995 described under "Product Development." In 1997, the Company initiated Phase III clinical trials on all three of these compounds. The Company expects completion of these clinical trials during 1998 or early 1999. The Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") on one of these drugs in 1997.

     The Company is concentrating on markets in which relatively few specialized physicians treat affected patients. The Company believes a small and specialized salesforce will reach targeted physicians. The Company has expanded and expects to further expand the sales and marketing organization as new products are added and new business opportunities arise. In addition, the Company intends to work closely with managed care providers to ensure formulary listing of its approved drugs.

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

MARINOL(R) (DRONABINOL)

     Marinol was approved for marketing by the FDA in 1985 for treating nausea and vomiting associated with cancer chemotherapy in patients failing to respond adequately to conventional antiemetic drug therapy. In 1992, the FDA approved a second indication for Marinol: treating anorexia associated with weight loss in patients with AIDS.

     Marinol is currently supplied as round soft gelatin capsules containing 2.5mg, 5mg or 10mg dronabinol. During 1997, the Company began studies on alternative dosage forms of Marinol. These studies are aimed at identifying a dosage form that will allow quicker absorption by the body, a feature that the Company believes would be beneficial to, among others, cancer chemotherapy patients who are prescribed Marinol to treat nausea and vomiting. The dosage forms currently under review include an aerosol formulation, a sublingual formulation and a nasal gel formulation. Of these dosage forms, the one that proves to be the most effective will then be pursued through Phase I bioavailability studies. Subject to the Company achieving positive results, the selected dosage form will then need to be studied as part of a Phase II/III clinical trial, the length of which is not yet determinable.

     Currently, Marinol is under clinical investigation to treat nausea and vomiting caused by anti-HIV drug regimens. In addition, Marinol is being studied in combination with testosterone to reverse weight loss and wasting in HIV patients.

Use of Marinol(R) in Cancer

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

Use of Marinol(R) in AIDS

     Infection from the human immunodeficiency virus (HIV) has a largely irreversible and progressive effect on the nutritional status of the patient. Eventually the compromised status of the patient leads to profound weight loss, known as HIV wasting syndrome. Studies of individuals with AIDS have shown a high correlation between weight loss and death. Treatment with Marinol can improve caloric intake and/or stimulate appetite, resulting in clinical improvements.

Potential Use of Marinol(R) in Alzheimer's Disease

     Alzheimer's disease is believed to afflict an estimated four million Americans with a projected annual increase of 400,000 new cases per year. During 1996, the Company completed a pilot study exploring use of Marinol in Alzheimer patients as an appetite stimulant. Although the pilot study was primarily undertaken to investigate the effect of Marinol on appetite, patients were observed to have a significant reduction in disturbed behavior compared to patients on placebo. The disturbed behavior most commonly associated with Alzheimer patients is believed to be due to a degenerative process in which brain cells are lost leading to brain atrophy. This atrophy usually leads to memory loss in early stages of the disease and can later lead to disturbances of arousal, attention, orientation, perception and intellectual function.

     A series of Phase II trials were initiated in December 1996 to further evaluate the clinical effects of Marinol doses on the behavior of patients with Alzheimer's disease. The Company intends to pursue a Phase III program on Alzheimer patients if the results are favorable from the Phase II studies.

MAXAQUIN(R) (LOMEFLOXACIN HCL)

     In February 1997, the Company entered into a long-term exclusive agreement with G.D. Searle & Co. (Searle), a wholly owned subsidiary of the Monsanto Company, for U.S. marketing and distribution rights to Maxaquin, a fluoroquinolone anti-infective. Fluoroquinolone sales in the U.S. are in excess of $1 billion annually. The acquisition of this product is part of the Company's strategy to provide multiple product offerings to AIDS-treating physicians and ultimately to establish a presence in the urology and infectious disease therapeutic markets.

     The FDA approved Maxaquin in February 1992. Currently it is indicated for:
(1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and, (4) preoperatively for the prevention of infection in transurethral surgical procedures. In September of 1997, the FDA approved a supplemental NDA for the three-day use of Maxaquin to treat uncomplicated urinary tract infections. Prior to this, Maxaquin was approved for a 10-day regimen.

     Sales were initiated in the first quarter of 1997. Initial efforts focused on markets where Maxaquin sales have been strong historically. Future promotional efforts will center on marketing Maxaquin as one component of a portfolio of Unimed products offered to the Company's target physician population including urologists (see discussion on Androgel(TM) and Andractim(TM) under "Product Development").

ANADROL(R) (OXYMETHOLONE)

     In July 1997, the Company acquired from Syntex (USA), Inc. all rights to Anadrol (oxymetholone), an orally active anabolic androgenic steroid used to treat various anemias, for the U.S., Canada and Mexico. The acquisition of this product is part of the Company's strategy to provide a multiple of product offerings to AIDS-treating physicians and ultimately to develop and market products for pharmaceutical markets such as hematology.

     Anadrol is an orally active anabolic androgenic steroid, a synthetic derivative of testosterone. Anadrol is used to treat various anemias caused by deficient red blood cell production. Anemias that typically display this deficiency are associated with erythropoietin deficiency or bone marrow dysfunction. Erythropoietin deficiency is commonly associated with chronic renal failure and drug-induced renal dysfunction. In both cases, the kidneys produce less erythropoietin causing reduced erythrocyte (red blood cell) production. In addition, anemia is a common complication following treatment of cancer with chemotherapy or radiation, which can be mylelotoxic (destructive to bone marrow). Anadrol has been found to enhance the production of urinary excretion of erythropoietin in patients with anemia due to bone marrow failure and often stimulates erythropoiesis (production of red blood cells in the bone marrow) in anemia due to deficient red cell production.

     Patients with HIV commonly have hematologic abnormalities and almost all have some bone marrow abnormality. Although 10-to-20% of HIV/AIDS patients are believed to be anemic when first seen by a healthcare professional, 70-to-80% eventually become anemic during the course of the disease. The factors that contribute to the development of anemia in AIDS patients include the disease itself, opportunistic infections and their treatment, treatment with antiretroviral drugs and the effects of chronic disease. The major cause of anemia in AIDS patients is impaired erythropoiesis.

     The Company initiated sales of Anadrol in February of 1998. The Company intends to increase visibility of Anadrol by using the Company's specialty sales force to target physician specialists such as hematologists, oncologists and infectious disease physicians.

     The Company is researching the viability of further clinical studies that may lead to additional uses for Anadrol. Among other topics, the Company is researching Anadrol as a treatment for HIV wasting syndrome. It is generally believed in the HIV community that anabolic steroids can help prevent and/or reverse the wasting syndrome effect of HIV.

PRODUCT DEVELOPMENT

     The Company has three drugs under development: Nitazoxanide (formerly referred to as "NTZ"), an antiparasitic compound being developed for the treatment of cryptosporidial diarrhea. Androgel(TM), a transdermal gel being developed to treat 18-60 year-old men who do not produce sufficient levels of testosterone; and Andractim(TM), another transdermal gel being developed to treat men over the age of 60 for the supplementation and replacement of testosterone.

NITAZOXANIDE

     In June 1995, the Company entered into an exclusive licensing agreement with Romark Laboratories, L.C., Tampa, Florida ("Romark"), to develop and market oral dosage formulations of nitazoxanide for human use in the U.S., Canada, Australia and New Zealand. The agreement provides for rights to oral and intravenous administration for treatment of cryptosporidiosis. In addition, the Company has marketing rights to oral uses of nitazoxanide for all indications and is investigating other therapeutic applications of the drug.

     Individuals with AIDS and others with compromised immune function are at high risk of prolonged and potentially life-threatening infections from Cryptosporidium parvum (C. parvum) -- a food and waterborne parasite for which there is no effective treatment. C. parvum inhabits the respiratory and gastrointestinal tracts of animals and, increasingly, humans. In 1982, according to the Centers for Disease Control (CDC), the number of cases of C. parvum increased significantly, which was later determined to relate to the AIDS epidemic. The parasite is highly contagious through contact with infected humans.

     Symptoms of cryptosporidiosis include diarrhea, nausea, vomiting and weight loss. Severity of symptoms varies with the degree of immunosuppression. In healthy people, the infection is self limiting, lasting from a few days to several weeks. Patients with AIDS are often carriers of C. parvum for months or even years. There is no FDA approved drug to treat cryptosporidiosis.

     In a Phase II clinical trial in 28 patients with AIDS and cryptosporidiosis at Cornell Medical Center, in New York City and at Kaiser Permanente Research Center in San Francisco, patients received up to 2,000mg per day of nitazoxanide for eight weeks. A favorable clinical response was observed in 58% of the patients.

     This trial together with patients enrolled in an unrestricted, open label compassionate use trial, culminated in the submission of an NDA in December 1997.

     During 1997, the AIDS Clinical Trials Group (ACTG), a clinical research cooperative supported by the National Institute of Allergy and Infectious Diseases, initiated a Phase III placebo controlled study of nitazoxanide to treat AIDS patients with cryptosporidiosis. The Company participated in the design of this study, is providing nitazoxanide to patients and is providing certain other supportive services to ACTG.

     This NDA marks the first submission of a new drug application to treat the diarrhea associated with cryptosporidiosis in AIDS patients. The Company has been granted priority review by the FDA of this NDA, thereby ensuring a complete review and action within six months of filing.

     In 1998, the Company intends initiate studies that may provide additional indications for nitazoxanide. These studies could include researching nitazoxanide as a possible treatment for Helicobacter pylori, a bacterium that is the causative agent in most cases of nonerosive gastritis.

ANDROGEL(TM)

     In 1995, the Company acquired exclusive rights from Laboratoires Besins Iscovesco S.A. ("Besins") in the U.S., Canada and Mexico to Androgel, an androgen replacement drug. Androgel consists of a proprietary topical gel formulation of the male hormone, testosterone, and is applied to the arms and abdomen. Androgel is a testosterone replacement drug used by men age 18 to 60 who do not produce sufficient levels of testosterone. This deficiency is referred to as hypogonadism. Low testosterone is associated with a variety of adverse effects, including impotence; lack of sex drive, diminished energy, muscle weakness and low bone mineral density.

     Hypogonadism can result from a number of causes, including congenital abnormalities (e.g., Klinefelter's syndrome -- a condition in male newborns having an extra X chromosome), disease or injuries affecting the pituitary gland, hypothalamus or testes, and chronic illnesses (e.g., diabetes, kidney failure, AIDS). Hypogonadism has also been implicated as a potential factor in the etiology of HIV wasting syndrome.

     In March 1997, the Company began a pivotal Phase III human clinical trial with Androgel for the treatment of testosterone deficiency in men. This study is expected to be complete in late 1998 or early 1999. Pending positive results, the Company intends to file an NDA with the FDA.

ANDRACTIM(TM)

     In 1995, the Company also acquired exclusive rights from Besins in the U.S., Canada and Mexico to Andractim, a novel, patented topical gel formulation of the male hormone, dihydrotestosterone (DHT). Andractim has demonstrated many of the benefits of other testosterone-replacement products but does not have the specific type of androgen linked with prostate enlargement in men 60 and older. Testosterone levels in men may decline 30-40% beginning in their late 40s to their early 70s. Because of this, androgen supplementation in aging men may prove to be beneficial.

     The Company initiated a Phase II clinical trial in 1996 to evaluate the safety and efficacy of Andractim for treating patients with HIV wasting syndrome. This study is expected to be complete in the second quarter of 1998. The Company has also initiated a Phase II/III study in geriatric hypogonadism (deficient levels of testosterone due to aging, also known as andropause) during 1997. This study is expected to be complete in 1999.

MARKETING AND DISTRIBUTION

     The Company's sales force details Marinol primarily to AIDS-treating physicians under a co-promotional agreement with Roxane Laboratories, Inc. ("Roxane"), a member of the Boehringer Ingelheim group of companies. Sales territories are located throughout the U.S. in cities with a high incidence of AIDS. In March 1997, the Company began to distribute Maxaquin. The Company details Maxaquin in the urology market and to high prescribing infectious disease physicians. In February 1998, the Company began to distribute Anadrol. The Company expanded its sales and marketing capabilities in 1997 and will only further expand its sales force as market conditions warrant.

     The Company intends to develop a portfolio of proprietary drugs to distribute in niche markets -- therapeutic areas such as HIV/AIDS and other infectious diseases, urology and endocrinology where fewer than 10,000 physicians manage the majority of patients. The Company believes it can obtain new FDA approvals from the current clinical development program and that this will result in substantial revenue growth. The Company intends to focus on U.S. markets and to pursue partnerships and corporate alliances to market its products abroad.

     Marinol is approved for use as an antiemetic in South Africa and is under regulatory review or use as an appetite stimulant. The product is being marketed and sold in South Africa by Pharmacare Ltd.

     The Company has sublicensed the right to register, market and distribute nitazoxanide, Androgel and Andractim in Canada to BioChem Pharma Inc.

MANUFACTURING

     Manufacture of the Company's products and drugs under development is performed on a contract basis by third parties.

     The NORAC Company, Inc. ("NORAC") supplies THC (tetrahydrocannabinol), the active ingredient in Marinol, to the Company on an exclusive basis, through December 31, 1999, subject to an automatic annual renewal thereafter. The Company owns the principal equipment used by NORAC to manufacture THC. THC is synthesized and purified through a complex and time-consuming process. The loss of NORAC as a supplier could have a material adverse effect on the Company.

     Under the terms of the Unimed/G.D. Searle & Co. Distribution Agreement, Searle manufactures and supplies Maxaquin to Unimed.

     The terms of the agreement with Syntex provide for an initial supply of finished Anadrol tablets to be provided to the Company. Further production will be the responsibility of the Company, which is finalizing a contract manufacturing agreement with Oread Pharmaceutical Manufacturing, to supply the Company with Anadrol.

     The Company has supply agreements with Romark for nitazoxanide, Besins for Androgel and Andractim. Under these agreements, the Company purchases clinical supplies, and after approval by the FDA, will purchase finished drug products in accordance with the Company's specifications.

COMPETITION

     There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized genetic engineering companies, developing pharmaceuticals and biotechnology compounds for human therapeutic applications. Most of these companies have substantially greater financial, research and development, manufacturing, marketing and human resources than the Company, and represent significant competition. Such companies may succeed in developing products that are more effective or less costly than any developed by the Company and may also prove to be more successful in manufacturing and marketing. The Company does not have a significant position in the pharmaceutical market.

     Passage of legislation in California and Arizona legalizing the use of marijuana for medical purposes could result in competition for Marinol since THC is a synthetic version of the active component of marijuana. However, the Company does not expect efforts to promote therapeutic use of marijuana will have a significant adverse impact on Marinol sales. There are no clinical trials establishing the safety or efficacy of marijuana for any medical use and the potency and purity of marijuana is not assured. Moreover, the cost of Marinol is eligible for Medicaid reimbursements, unlike marijuana, and the illegal status of marijuana under federal law presents a barrier to many physicians prescribing it to patients.

GOVERNMENT REGULATION

     The FDA and comparable agencies in other countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the product. In general, the FDA approval process for pharmaceuticals involves the submission of an Investigational New Drug (IND) application following preclinical studies, clinical trials in humans to demonstrate the safety and efficacy of the product under the protocols set forth in the IND, and submission of preclinical and clinical data as well as other information to the FDA in an New Drug Application. The conduct of clinical trials requires substantial time and expense, and there is no assurance that the results of the trials will be sufficient to support the submission or the approval of an NDA. The failure of Unimed to receive FDA approval for its products under development would preclude the Company from marketing and selling newly developed products in the United States.

     Pharmaceutical manufacturers are subject to extensive regulation by federal and state regulatory agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall and seizure of products, total or partial suspension of production and governmental refusal to approve new products or indications. The manufacture and sale of Marinol and Anadrol is also regulated by the Drug Enforcement Agency (DEA) and by statutes and regulations promulgated by a number of states and foreign countries.

PATENTS AND PROPRIETARY RIGHTS

     In 1991, Marinol was designated as an Orphan Drug by the FDA for use as an appetite stimulant in patients with AIDS. Under the Orphan Drug Act of 1983, the Company was granted seven years of marketing exclusivity for this use in the U.S. The seven-year period began with receipt of marketing approval from the FDA in December 1992.

     In February 1997, Unimed acquired from G.D. Searle & Co. long-term exclusive U.S. marketing and distribution rights to Maxaquin, which is the subject of a U.S. patent. Maxaquin was approved by the FDA in February 1992 for the following indications: (1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and (4) preoperatively for the prevention of infection in transurethral surgical procedures. The Maxaquin trademark registration is valid and subsisting in the U.S., and as part of the marketing and distribution agreement, the Company has the exclusive right to use the trademark in the United States. Searle holds its rights to Maxaquin under a license agreement with a third party.

     The Company requested and was notified by the FDA that Andractim qualifies as an Orphan Drug for treating weight loss in AIDS patients. In addition, the Company received proprietary protection from a U.S. patent that was issued during the year. This patent relates to the use of Andractim in treating geriatric hypogonadism.

     The Drug Price Competition and Patent Restoration Act of 1984 (commonly known as the "Waxman-Hatch Act") provides market exclusivity for drug products that have received FDA market approval based on an NDA that includes data from pivotal clinical studies conducted by the applicant. In the case of the Company, both Androgel and Andractim will be protected against competition (for a period of three and five years, respectively) from any company that is able to obtain approval of an abbreviated NDA (ANDA) for a generic copy of either Company product.

     Nitazoxanide, when combined with a wetting agent, and optionally, a starch derivative, in an oral composition, is the subject of certain patents held by its licensor, Romark Laboratories, L.C. Unimed has the right to use and practice those patents under its license agreement with Romark; however, Unimed does not hold any nitazoxanide-related patents directly.

     The Company owns the Marinol, SERC, Anadrol, Androgel and Andractim trademarks in the U.S.

EXECUTIVE OFFICERS

                                            TERM OF
            NAME              AGE          POSITION                       BUSINESS EXPERIENCE
            ----              ---          --------                       -------------------
Ronald L. Goode Ph.D. ......  54    President, Chief         President, Chief Executive Officer and
                                    Executive Officer and    Director of Unimed since November, 1997;
                                    Director                 several positions at G.D. Searle & Company, a
                                                             pharmaceutical company, from 1986 through
                                                             1997, most recently Corporate Senior Vice
                                                             President and President Asia/Pacific World
                                                             Area; several positions at Pfizer
                                                             Pharmaceuticals, a pharmaceutical company,
                                                             from 1976 through 1986, most recently Vice
                                                             President Clinical Research and Scientific
                                                             Affairs.
Robert E. Dudley Ph.D. .....  43... Senior Vice President    Senior Vice President of Clinical and
                                                             Regulatory Affairs since November 1997, Chief
                                                             Executive Officer and Interim President of
                                                             Unimed from January 1997 through November 1997
                                                             and Vice President of Clinical and Regulatory
                                                             Affairs from December 1994 through December
                                                             1996; Vice President of Clinical Development
                                                             of Bio-Technology General Corp., a
                                                             biotechnology company, from August 1993
                                                             through November 1994; Vice President of
                                                             Research and Development of Gynex
                                                             Pharmaceuticals, Inc., a pharmaceutical
                                                             company, from May 1989 through August 1993.
David E. Riggs..............  46    Senior Vice President    Senior Vice President since October, 1994 and
                                                             Vice President, CFO, Secretary, and Treasurer
                                                             of Unimed since May 1992; CFO of NeoPharm,
                                                             Inc. from October 1995 through November 1997;
                                                             CFO and Secretary of VideoCart, Inc., a
                                                             micro-marketing media company, from 1990
                                                             through 1991; Treasurer and Director of
                                                             Financial Planning for Lyphomed, Inc., a
                                                             pharmaceutical company, from 1986 through
                                                             1990.

EMPLOYEES

     As of March 13, 1998, the Company has 45 full-time employees and one part-time employee. Unimed expects to add technical, sales and marketing and administration staff to support development of the business. The Company believes employee relations are satisfactory and that it will be able to attract additional personnel as needed.

ITEM 2. PROPERTIES.

     The Company leases approximately 14,000 square feet of executive office space in Buffalo Grove, Illinois, at an annualized cost of approximately $250,000, under a lease that expires in 2002.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock is traded on the NASDAQ stock market -- National Market System (NMS) under the symbol UMED. The following table lists the high and low closing prices of the Common Stock for the two most recent fiscal years.

                                                                   HIGH                LOW
                                                                   ----                ---
1996 (January 1 -- December 31)
  First Quarter.............................................    8                    6 1/8
  Second Quarter............................................    9 1/2                6 3/8
  Third Quarter.............................................    8 13/16              5 5/8
  Fourth Quarter............................................    8 3/8                6 1/4
1997 (January 1 -- December 31)
  First Quarter.............................................    8 1/8                4 7/8
  Second Quarter............................................    5 3/4                4 1/2
  Third Quarter.............................................    6 3/4                4 1/4
  Fourth Quarter............................................    8 3/4                5 3/8

     The Company had approximately 1,049 holders of record of Common Stock on March 13, 1998. Unimed's Board of Directors anticipates the retention of all available earnings to support expected growth and does not anticipate payment of dividends in the foreseeable future.

     In April 1997, the Company announced a stock repurchase program had been approved by the Board of Directors allowing the Company to purchase up to 500,000 shares of common stock through open market purchases. As of December 31, 1997, the Company held 70,000 shares (108,500 total) in treasury as a result of this program.

ITEM 6. SELECTED FINANCIAL DATA.

                                                            YEAR ENDED
                                -------------------------------------------------------------------
                                 12/31/97      12/31/96      12/31/95      12/31/94      12/31/93
                                 --------      --------      --------      --------      --------
RESULTS OF OPERATIONS:
Net sales.....................  $ 8,918,424   $ 7,648,599   $ 7,320,052   $ 7,387,860   $ 6,875,678
Net (loss) income.............   (8,209,488)    1,522,143       625,062        40,708      (852,294)
Total assets..................   24,089,724    30,746,875    16,305,181    11,804,781    11,662,035
Long-term obligation..........    1,213,000            --            --            --            --
PER SHARE COMMON STOCK DATA:
Basic net (loss) income.......        $(.93)         $.18          $.10          $.01        $(0.14)
Dividends paid................        $  --          $ --          $ --          $ --        $   --

     Selected financial data for all periods prior to December 31, 1996, have been restated to conform to the 1997 presentation. These restatements had no effect on net income (loss).

     Results for the fiscal year ended December 31, 1997, include a $4.1 million write down of previously capitalized Maxaquin acquisition costs and a $2.5 million valuation adjustment related to the Company's investment in, and a subordinated debenture from, Romark Laboratories, L.C.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company develops and markets proprietary pharmaceutical products in niche medical markets, consisting of approximately 10,000 or fewer physicians. During 1997, sales and cash flow from Marinol and Maxaquin, as well as cash from cash reserves, were used to fund product development programs and expand the Company's sales and marketing infrastructure. The Company is actively pursuing acquisition of commercial products and rights to additional pharmaceutical products under late-stage development or already on the market. In 1997, Unimed's net sales were $8.9 million, a 17% increase over 1996 net sales of $7.6 million. Marinol net sales increased by 6% over 1996 due to growth in domestic sales and a price increase in the second quarter of 1997. Maxaquin was introduced in the second quarter of 1997 contributing $833,000 to net sales.

     The Company reported a net loss of $.93 per share (basic) in 1997 compared to net income of $.18 per share (basic) in 1996 and $.10 per share (basic) in 1995. The net loss in 1997 was caused primarily by the write down of certain assets and investments totaling $6,580,000 or $.74 per share, a 166% increase in sales and marketing expenses, and a 57% increase in research and development spending.

     In 1997, the Company used cash to support operations of $482,000 compared to generating cash flow from operations of $3,045,000 in 1996. The Company reported year-end cash, cash equivalents and short-term investments of $14,787,000 compared with $20,830,000 at year-end 1996.

REVENUE

     Fiscal 1997 net sales of Marinol, marketed as a refractory antiemetic in cancer chemotherapy and an appetite stimulant in anorexia associated with weight loss in AIDS, increased 6% over 1996 levels, ending the year at $8,085,000. This compares with a 27% increase in Marinol net sales growth for 1996 to $7,649,000. Both the 1997 and 1996 Marinol net sales increase were a result of increased unit sales and a price increase. The Company's licensee, Roxane Laboratories, Inc. (Roxane), markets Marinol. The Company reports the royalty income it receives from Roxane as revenues from Marinol sales. In 1996, Marinol was approved for use as an antiemetic in South Africa and is currently under regulatory review for use as an appetite stimulant. The antiemetic approval resulted in launching the product in South Africa in July 1996. Marinol sales to countries outside the United States totaled approximately $124,000 in 1997 and $812,000 in 1996.

     The Company began to market Maxaquin, a fluoroquinolone antibiotic, in the second quarter of 1997. Net sales for the year totaled $833,000.

     Other pharmaceutical companies in Canada and several other international markets promote SERC for the treatment of recurrent vertigo. During 1995, Sanofi Winthrop in Canada marketed SERC for the Company. In December 1995, Unimed entered into an agreement with Solvay Duphar whereby Unimed licensed the rights to proprietary "know-how" and manufacturing for the drug SERC in the U.S. As part of the agreement, the Company received a $1.4 million payment for product development and for Unimed's product and trademark rights to SERC in Canada, Australia and South Africa. Royalties from SERC sales in Canada amounted to zero in 1997 and 1996 and $1,049,000 in 1995.

     Total revenue for 1997 was $8,918,000, representing 17% growth over $7,649,000 in 1996. Higher Marinol net sales, combined with Maxaquin net sales were responsible for the increase. For the year ended December 31, 1996, and for all prior periods presented, the Company reclassified, for financial reporting purposes, all research and development revenues that were historically treated as part of total revenue. These revenues are now offset against research and development expenses in the operating expenses section of the income statement. This change had no effect on net income. In 1996, the Company deferred the recognition of revenue on unconditional cash payments made from corporate partners that were to be applied to development of the Company's product portfolio. The Company recognized the remaining portion of this deferred revenue in 1997.

     Other income (net of other expenses) decreased approximately $315,000 or 20% to $1,235,000 in 1997 primarily as a result of imputed interest expense of approximately $113,000. The Maxaquin distribution agreement includes a long and short-term debt obligation for which interest is imputed and recorded. Interest income decreased to $1,049,000, a $19,000 decrease from 1996 due to lower invested cash balances. Other income in 1997 includes $300,000 of clinical development milestone payments from a product sub-license agreement. In 1996, other income included approximately $311,000 from the gain on a product sub-license and $200,000 from a gain on the sale of a trademark. Other income in 1995 included a $106,000 write off of the Company's interest in a limited partnership.

COSTS AND EXPENSES

     Cost of sales improved by 3% from $3,087,000 in 1996 to $2,997,000 in 1997. The lower cost of sales in 1997 was due to lower Marinol raw material costs and Maxaquin product costs which are lower than those of Marinol. Cost of sales in 1996 was lower than the 1995 cost of sales of $3,201,000 due primarily to lower Marinol raw material costs.

     Net research and development expenses increased 136% from $1,135,000 in 1996 to $2,675,000 in 1997. As mentioned earlier, the Company started three Phase III clinical trials during 1997 as well as several smaller studies such as the Marinol alternate dosage form studies. The Company also prepared an NDA for nitazoxanide and submitted it to the FDA in December. Net research and development expenses increased 84% from $618,000 in 1995 to $1,135,000 in 1996 with the completion of three human clinical studies and initiation of several toxicology studies. For the year ended December 31, 1996, and for all prior periods presented, the Company reclassified, for financial reporting purposes, all research and development revenues that were historically treated as part of total revenue. These revenues are now offset against research and development expenses in the operating expenses section of the income statement. This change had no effect on net income. Approximately $1,600,000 of deferred research and development expenditures were offset against research and development expenses in 1997. These deferred expenses would have historically been recognized as research and development revenue.

     Sales and marketing expenses increased 166% from $1,272,000 in 1996 to $3,384,000 in 1997. During 1997, the Company organized an integrated sales and marketing infrastructure that can provide for the coordinated introduction of new products to targeted markets. The increase can be attributed to increased personnel and advertising expenses related to the promotion of Maxaquin. Sales and marketing expenses increased 20% from 1995 to 1996 as the Company added a commercial development function to distribute new products.

     Operating and administrative expenses increased 25% from $2,183,000 in 1996 to $2,726,000 in 1997 primarily due to increased administrative support of the expanded sales and marketing activities and accelerated development programs, professional expenses related to the acquisition of product rights, higher personnel-related expenses and executive recruitment. Operating and administrative expenses increased 3% from 1995 to 1996. Operating and administrative expenses as a percent of net sales were 31% in 1997 and 29% in both 1996 and 1995. Operating and administrative expenses were $2,129,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents and short-term investments of $14,787,000, compared with $20,830,000 at December 31, 1996. During 1997, Unimed used cash in operations of $602,000. Working capital decreased from $18,901,000 in 1996 to $13,210,000 in 1997, primarily due to the purchase of Maxaquin and Anadrol product rights, the purchase of equipment and leasehold improvements and the purchase of Company Common Stock. The Company expects to continue to increase clinical development expenditures in 1998 as it accelerates Phase III clinical trials. The Company will also continue to expand its sales and marketing efforts as it adds to the portfolio of products currently promoted. In addition, the Company will require a higher investment in working capital in order to fund accounts receivable and inventories.

     During 1997, the Company received approximately $847,000 from the exercise of stock options. The Company purchased $561,000 of its own common stock, maintaining 108,500 shares in treasury as of December 31, 1997.

     Inventories increased approximately $200,000 in 1997 over 1996 levels. Due to increasing Marinol sales and production levels of THC remaining constant, THC inventory decreased during the year. This was offset by inventory purchases related to Maxaquin and Anadrol. Also, the Company increased the reserve for inventory obsolescence during 1997. The Company's Marinol distributor, Roxane, advances funds to Unimed to maintain Marinol inventories. The current liability, due to Roxane, is relieved on a quarterly basis through the reduction of royalties payable to the Company. The reduction in the quarter's royalty payment primarily corresponds to the cost of Marinol inventory sold during the quarter.

     The Company maintains cash reserves and short-term investments to meet anticipated working capital, capital expenditures, research and development and other investment opportunities. The Company intends to acquire other product licenses, which may reduce cash balances.

ACCOUNTING PRONOUNCEMENTS

     The FASB has recently issued two new accounting standards, Statement No. 130, "Reporting Comprehensive Income" and, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", and if adopted will be effective for fiscal year 1998. The Company is evaluating the effect, if any, of these new statements.

YEAR 2000 PROGRAM

     The Company will continue to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company.

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

     None

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

     Substantial Competition and Technological Change. Many companies engage in developing pharmaceutical products for human therapeutic applications. Most of these companies have substantially greater capital, research and development, human resources and experience than the Company and represent significant long-term competition for the Company. In addition, many of these competitors have a significantly greater experience than the Company in undertaking the development of new pharmaceutical products and in obtaining regulatory approval. Other companies may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing.

     Dependence on Qualified Personnel. The Company's success is highly dependent upon its ability to attract and retain qualified administrative, product development and technical personnel. The loss of key personnel would be detrimental to the Company and there can be no assurance that these employees will remain with the Company.

     Uncertain Availability of Health Care Reimbursement. The Company may be materially adversely affected by the continuing efforts of government and third-party payers to contain or reduce the cost of health care through various means.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item as to the Directors of the Company is hereby incorporated by reference from the information appearing under the caption "Members of the Board of Directors" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 1997.

     The information required by this item as to the Executive Officers of the Company appears in Part I, Item 2 under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation," "Compensation of Directors," in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Ownership of Shares" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial Statements

        See Index to Consolidated Financial Statements and Schedules on page
        F-1.

     (b) Reports on Form 8-K

        None

     (c) Exhibits

 3-A       --   Certificate of Incorporation of the Registrant, as amended
                (filed by reference to Exhibits 3(a) through 3(c) to
                Registration Statement No. 2-19352, Exhibit 3(c)(i) to
                Registration Statement No. 2-21680, Exhibit 3(a)(i) to
                Registration Statement No. 2-42398, Exhibit 3(a) to Current
                Report on Form 8-K, dated January 27, 1981, Exhibit 3-A(ii)
                to Annual Report on Form 10-K for the fiscal year ended
                September 30, 1985, and Exhibit 3.1 to Registration
                Statement No. 33-10975).
 3-B(i)    --   Amendment to Certificate of Incorporation, dated March 27,
                1991 (filed by reference to Exhibit 3-B to Post-Effective
                Amendment No. 3 to Registration Statement No. 33-10975).
 3-B(ii)   --   Amendment to Certificate of Incorporation, adopted by
                stockholders on May 2, 1994 (filed by reference to Exhibit
                3-B[ii] to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1994).
 3-B(iii)  --   Amendment to Certificate of Incorporation adopted by
                stockholders on May 2, 1996 (filed by reference to Exhibit
                3-B(iii) to Annual Report on Form 10-K for fiscal year ended
                December 31, 1996).
 3-C       --   By-laws of the Registrant, as amended (filed by reference to
                Exhibit 3-B to Annual Report on Form 10-K for fiscal year
                ended September 30, 1989).
 3-D       --   Amendment to the By-laws of the Company, dated May 5, 1991
                (filed by reference to Exhibit 3-D to the Post-Effective
                Amendment No. 3 to Registration Statement No. 33-10975).
 4-A       --   Specimen Common Stock Certificates (filed by reference to
                Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
 4-C       --   Stock Registration Rights Agreement, dated March 27, 1991, between the John N. Kapoor Trust and the Company (filed by reference to Post-Effective Amendment No. 3 to Registration
                Statement No. 33-10975).
 4-D       --   Stock and Warrant Agreement, dated as of August 11, 1995,
                between the Company and Laboratoires Besins Iscovesco S.A.
                (filed by reference to Exhibit 4 to the Annual Report on
                Form 10-K for the fiscal year ended December 31, 1995).
 4-E       --   Warrant, dated August 11, 1995, for 72,550 shares of Common
                Stock, issued to Laboratoires Besins Iscovesco S.A. (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 4-F       --   Registration Rights Agreement, dated August 11, 1995,
                between the Company and Laboratoires Besins Iscovesco S.A.
                (filed by reference to Exhibit 4 to the Annual Report on
                Form 10-K for the fiscal year ended December 31, 1995).
 4-G       --   Warrant, dated February 29, 1996, for 140,000 shares of
                Common Stock, issued to Sunrise Securities Corp. (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 4-H       --   Registration Rights Agreement, dated February 29, 1996,
                between the Company and certain holders of Common Stock
                (filed by reference to Exhibit 4 to the Annual Report on
                Form 10-K for the fiscal year ended December 31, 1995).

 4-I       --   Stock Purchase Agreement dated May 9, 1996, between the
                Company and BioChem Pharma (International) Inc. (filed by
                reference to Exhibit 4-I to Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
 4-J       --   Registration Rights Agreement dated May 9, 1996, by and
                between the Company and BioChem Pharma (International) Inc.
                (filed by reference to Exhibit 4-J to Annual Report on Form
                10-K for the fiscal year ended December 31, 1996).
 4-K       --   Rights Agreement dated as of June 16, 1997, between the
                Company and Harris Trust and Savings Bank including Form of
                Rights Certificate and Summary of Rights attached thereto as
                Exhibits A and B (filed by reference to Exhibit 4.1 to
                Current Report on Form 8-K dated June 20, 1997).
10-B(i)    --   Agreement between Roxane Laboratories, Inc. and the Company, dated February 12, 1986 (filed as Exhibit 10 to the
                Company's Current Report on Form 8-K dated February 12,
                1986).
10-B(ii)   --   Agreement between Roxane Laboratories, Inc. and the Company, dated April 1, 1987 (filed as Exhibit 28.1 to the Company's
                Current Report on Form 8-K dated April 28, 1987).
10-B(iii)  --   Agreement between Roxane Laboratories, Inc. and the Company, dated January 20, 1995 (filed by reference to Exhibit
                10-B(iii) to Annual Report on Form 10-K for fiscal year
                ended December 31, 1995).
10-D(i)    --   Forms of Graduated Vesting Non-qualified Stock Option
                Agreement (filed by reference to Exhibit 10-G[iv] to
                Registration Statement No. 33-43838).
10-D(ii)   --   Form of Immediate Vesting Non-qualified Stock Option
                Agreement (filed by reference to Exhibit 10-G[v] to
                Registration Statement No. 33-43838).
10-D(iii)  --   Form of Incentive Stock Option Agreement (filed by reference to Exhibit 10-G[vi] to Registration Statement No. 33-43838).
10-K       --   Unimed Pharmaceuticals, Inc. 1991 Stock Option Plan, as
                amended through May 2, 1996 (filed by reference to Exhibit
                10-K to the Annual Report on Form 10-K filed in fiscal year ended December 31, 1996).
10-L       --   Agreement for Manufacture and Sale of THC, dated as of
                January 1, 1995, by and between The NORAC Company, Inc. and the Company (filed by reference to Exhibit 10-L to the
                Annual Report on Form 10-K filed in fiscal year ended
                December 31, 1996).
10-N       --   Employment Agreement, dated as of November 3, 1994, between the Company and Robert E. Dudley (filed by reference to
                Exhibit 10-N to Annual Report on Form 10-K for fiscal year ended December 31, 1995).
10-R       --   Distribution Agreement dated February 14, 1997, by and
                between the Company and G.D. Searle & Co. (filed by
                reference to Exhibit 10-R to the Annual Report on Form 10-K filed in fiscal year ended December 31, 1996).
10-S       --   Consulting Agreement dated July 23, 1996, by and between the
                Company and E.J. Financial Enterprises, Inc (filed by
                reference to Exhibit 10-S to the Annual Report on Form 10-K filed in fiscal year ended December 31, 1996).
*10-T      --   Employment Agreement dated November 13, 1997, by and between the Company and Ronald L. Goode.
*10-U      --   Agreement between Syntex (USA) Inc. and its Mexican
                affiliate and the Company dated July 1, 1997.
*27        --   Financial Data Schedule

-------------------------
* Filed herewith.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                            (Item 14(a)1 and 14(a)2)

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-2
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1996......................................     F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................     F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1996 and 1995...........     F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997,
     1996 and 1995..........................................     F-6
  Notes to Consolidated Financial Statements................     F-7
Report of Independent Accountants on Financial Statement
  Schedule..................................................    F-17
Financial Statement Schedule:
  Valuation and Qualifying Accounts (Schedule II)...........    F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Unimed Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Unimed Pharmaceuticals, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimed Pharmaceuticals, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                          /s/ COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 6, 1998

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                                    1997           1996
                                                                    ----           ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,068,279    $ 4,458,889
  Short-term investments....................................      13,718,834     16,370,897
  Receivables:
     Trade, less allowances of $21,398 in 1997 and $39,390
      in 1996...............................................       1,661,042      1,876,807
     Other..................................................         116,978         78,109
                                                                ------------    -----------
       Total receivables....................................       1,778,020      1,954,916
  Inventories, less reserves of $302,020 in 1997 and $11,280
     in 1996................................................       4,386,904      4,184,855
  Prepaid expenses..........................................         407,698        108,457
                                                                ------------    -----------
       Total current assets.................................      21,359,735     27,078,014
                                                                ------------    -----------
Equipment and leasehold improvements, at cost...............       2,555,857      2,035,807
       Less accumulated depreciation and amortization.......       1,452,217      1,227,790
                                                                ------------    -----------
       Net..................................................       1,103,640        808,017
                                                                ------------    -----------
Investment in, and subordinated debenture from, Romark
  Laboratories, L.C.........................................               0      2,275,910
Product rights, net of amortization.........................       1,626,349        584,934
                                                                ------------    -----------
       Total assets.........................................    $ 24,089,724    $30,746,875
                                                                ============    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,812,030    $   376,761
  Accrued and other liabilities.............................       1,806,687      1,210,664
  Due to Roxane Laboratories, Inc...........................       3,616,665      4,945,801
  Deferred research and development revenues................               0      1,643,887
  Current portion of long-term obligation...................         914,836              0
                                                                ------------    -----------
       Total current liabilities............................       8,150,218      8,177,113
                                                                ------------    -----------
Long-term obligation........................................       1,213,000              0
                                                                ------------    -----------
       Total liabilities....................................       9,363,218      8,177,113
                                                                ------------    -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.25 par value; authorized 30,000,000
     shares; issued and outstanding: 9,040,942 and
     8,775,499..............................................       2,260,236      2,193,875
  Additional paid-in capital................................      28,201,420     27,340,665
  Accumulated deficit.......................................     (15,215,214)    (7,005,726)
  Accumulated foreign currency translation adjustment.......          41,522         40,948
                                                                ------------    -----------
                                                                  15,287,964     22,569,762
Less: treasury stock at cost (108,500 shares in 1997 and 0
  shares in 1996)...........................................        (561,458)             0
                                                                ------------    -----------
       Total stockholders' equity...........................      14,726,506     22,569,762
                                                                ------------    -----------
       Total liabilities and stockholders' equity...........    $ 24,089,724    $30,746,875
                                                                ============    ===========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                           ----             ----            ----
Net sales.............................................  $ 8,918,424      $7,648,599      $7,320,052
Cost of sales.........................................    2,997,030       3,086,713       3,201,014
                                                        -----------      ----------      ----------
Gross profit..........................................    5,921,394       4,561,886       4,119,038
                                                        -----------      ----------      ----------
Operating and administrative..........................    2,726,452       2,183,229       2,129,140
Sales and marketing...................................    3,384,213       1,271,566       1,059,215
Research and development, net.........................    2,675,467       1,134,977         618,019
Product rights writedown..............................    4,080,189               0               0
Investment revaluation................................    2,500,000               0               0
                                                        -----------      ----------      ----------
Total expenses........................................   15,366,321       4,589,772       3,806,374
                                                        -----------      ----------      ----------
(Loss) Income from operations.........................   (9,444,927)        (27,886)        312,664
Interest income.......................................    1,048,562       1,067,975         430,098
Interest expense......................................     (113,123)              0               0
Other, net............................................      300,000         482,054        (106,000)
                                                        -----------      ----------      ----------
(Loss) Income before income taxes.....................   (8,209,488)      1,522,143         636,762
Income tax provision..................................            0               0          11,700
                                                        -----------      ----------      ----------
Net (loss) income.....................................  $(8,209,488)     $1,522,143      $  625,062
                                                        ===========      ==========      ==========
Net (loss) income per share:
  Basic...............................................        $(.93)           $.18            $.10
                                                        ===========      ==========      ==========
  Diluted.............................................        $(.93)           $.17            $.09
                                                        ===========      ==========      ==========
Weighted average number of common and common
  equivalent shares outstanding:
  Basic...............................................    8,862,000       8,365,785       6,178,453
                                                        ===========      ==========      ==========
  Diluted.............................................    9,229,101       8,898,430       6,998,610
                                                        ===========      ==========      ==========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                               ACCUMULATED
                                                                                 FOREIGN
                              COMMON STOCK        ADDITIONAL                    CURRENCY
                         ----------------------     PAID-IN     ACCUMULATED    TRANSLATION   TREASURY
                          SHARES       AMOUNT       CAPITAL       DEFICIT      ADJUSTMENT      STOCK        TOTAL
                          ------       ------     ----------    -----------    -----------   --------       -----
Balance at December 31,
  1994.................  6,127,161   $1,531,790   $17,052,661   $ (9,152,931)    $39,041            --   $ 9,470,561
Net income.............         --           --            --        625,062          --            --       625,062
Exercise of common
  stock options........     71,125       17,782       232,681             --          --            --       250,463
Issuance of common
  stock for product
  licenses.............     72,600       18,150       274,519             --          --            --       292,669
Foreign currency
  translation gain.....         --           --            --             --       1,642            --         1,642
                         ---------   ----------   -----------   ------------     -------     ---------   -----------
Balance at December 31,
  1995.................  6,270,886    1,567,722    17,559,861     (8,527,869)     40,683            --    10,640,397
                         ---------   ----------   -----------   ------------     -------     ---------   -----------
Net income.............         --           --            --      1,522,143          --            --     1,522,143
Exercise of common
  stock options........    181,342       45,335       665,485             --          --            --       710,820
Issuance of common
  stock for product
  licenses.............    123,271       30,818       750,373             --          --            --       781,191
Issuance of common
  stock in private
  placement, net.......  1,400,000      350,000     6,864,946             --          --            --     7,214,946
Exercise of warrants...    800,000      200,000     1,500,000             --          --            --     1,700,000
Foreign currency
  translation gain.....         --           --            --             --         265            --           265
                         ---------   ----------   -----------   ------------     -------     ---------   -----------
Balance at December 31,
  1996.................  8,775,499    2,193,875    27,340,665     (7,005,726)     40,948            --    22,569,762
                         ---------   ----------   -----------   ------------     -------     ---------   -----------
Net loss...............         --           --            --     (8,209,488)         --            --    (8,209,488)
Treasury stock
  acquired.............         --           --            --             --          --     $(561,458)     (561,458)
Exercise of common
  stock options........    265,443       66,361       860,755             --          --            --       927,116
Foreign currency
  translation gain.....         --           --            --             --         574            --           574
                         ---------   ----------   -----------   ------------     -------     ---------   -----------
Balance at December 31,
  1997.................  9,040,942   $2,260,236   $28,201,420   $(15,215,214)    $41,522     $(561,458)  $14,726,506
                         =========   ==========   ===========   ============     =======     =========   ===========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996           1995
                                                            ----            ----           ----
Cash flows provided by operations:
Net (loss) income.....................................  $ (8,209,488)   $  1,522,143    $   625,062
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operations:
  Depreciation and amortization.......................       450,251         176,924        108,012
  Writedown of investment in, and debenture from,
     Romark...........................................     2,500,000              --             --
  Provision for Maxaquin product rights writedown.....     4,080,389              --             --
  Conversion of Anadrol product rights to inventory...       318,750              --             --
  Increase in royalty payment.........................      (120,000)             --             --
  Decrease (Increase) in receivables..................       176,896         128,336       (435,007)
  Increase in inventories.............................      (492,789)       (813,494)      (617,696)
  Increase (Decrease) in inventory reserve............       290,740         (43,422)      (195,298)
  (Increase) Decrease in prepaid expenses and other...      (298,718)        205,930        116,629
  Increase in accounts payable and accrued
     liabilities......................................     2,031,292         639,274        203,582
  (Decrease) Increase in due to Roxane Laboratories,
     Inc. ............................................    (1,329,136)      1,229,168      1,834,717
                                                        ------------    ------------    -----------
Net cash flows (used in) provided by operating
  activities..........................................      (601,813)      3,044,859      1,640,001
Cash flows (used in) investing activities:
  Proceeds on disposition of equipment................         1,880           6,124         63,063
  Purchases of equipment..............................      (564,272)       (129,039)       (25,969)
  Purchase of product rights..........................    (3,376,000)             --             --
  Purchase of short-term investments..................   (31,794,726)    (48,736,422)      (877,393)
  Sale of short-term investments......................    34,446,789      33,754,281             --
  Investment in Medisperse............................            --              --        (39,456)
  Investment in and subordinated debenture from Romark
     Laboratories, L.C................................      (224,090)     (1,675,910)      (600,000)
                                                        ------------    ------------    -----------
Net cash (used in) investing activities...............    (1,510,419)    (16,780,966)    (1,479,755)
Cash flows (used in) provided by financing activities:
  Purchase of treasury stock..........................      (561,458)             --             --
  Proceeds from exercise of stock options.............       927,116         710,820        250,463
  Proceeds from exercise of warrants..................            --       1,700,000             --
  Proceeds from issuance of common stock for product
     licenses.........................................            --         781,191             --
  Proceeds from issuance of common stock in private
     placement, net...................................            --       7,214,946             --
  Collection of note receivable.......................            --         132,252             --
  Deferred research and development, net..............    (1,643,888)        643,888        500,000
                                                        ------------    ------------    -----------
Net cash flows (used in) provided by financing
  activities..........................................    (1,278,230)     11,183,097        750,463
Effect of exchange rate changes on cash...............          (148)             56             41
                                                        ------------    ------------    -----------
Net change in cash and cash equivalents...............    (3,390,610)     (2,552,954)       910,750
Cash and cash equivalents at beginning of year........     4,458,889       7,011,843      6,101,093
                                                        ------------    ------------    -----------
Cash and cash equivalents at end of year..............  $  1,068,279    $  4,458,889    $ 7,011,843
                                                        ============    ============    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes........  $     11,805    $     11,700    $     1,663
  Obligation incurred due to product rights
     acquisitions (including imputed interest)........  $  2,127,836              --             --

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

     The Company has investments in short-term debt securities that have been classified under the provisions of SFAS No. 115 as held-to-maturity. The carrying amount of the investments approximates fair market value. Accordingly, these investments are measured at amortized cost and temporary unrealized gains or losses are not recognized. The Company's short-term investments are intended to apply in part to the cost of product research and development.

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

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

     (H) EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share and replaces the presentation of primary EPS with a presentation of basic EPS.

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.

     Diluted earnings per share was computed assuming the conversion of all options and warrants (when dilutive) as of the beginning of the year. The number of common shares issuable assuming conversion was then added to the weighted-average number of common shares outstanding. No effect has been given in 1997 to options outstanding under the Company's stock option plans and warrants issued, as their effect is anti-dilutive.

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

     (K) RECLASSIFICATIONS

     Certain amounts for 1996 and 1995 were reclassified to conform to the current year presentation.

     (L) LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown to market value is required. The adoption did not have a material effect on the Company's financial position or results of operations.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

     (M) INTANGIBLE ASSETS

     Intangible assets consist of Maxaquin and Anadrol product rights. These product rights are being amortized over 5 to 20 years. Amortization is provided on a straight-line basis over the estimated useful lives of the product rights.

(2) INVENTORIES

     A summary of inventory components at December 31 follows:

                                                         1997             1996
                                                         ----             ----
Finished products...................................  $  847,709       $  367,124
Work in process.....................................     986,406                0
Raw materials.......................................   2,854,809        3,829,011
Reserve for obsolescence............................    (302,020)         (11,280)
                                                      ----------       ----------
                                                      $4,386,904       $4,184,855
                                                      ==========       ==========

(3) EQUIPMENT, LEASEHOLD IMPROVEMENTS AND INTANGIBLE ASSETS

     A summary of equipment and leasehold improvements at December 31 follows:

                                                                            ESTIMATED
                                              1997            1996         USEFUL LIFE
                                              ----            ----         -----------
Equipment, furniture and fixtures........  $2,347,782      $1,997,888      3-10 years
Leasehold improvements...................     208,075          37,919        10 years
                                           ----------      ----------
                                           $2,555,857      $2,035,807
                                           ==========      ==========

     The Company has purchased and retains title to the majority of the equipment used by The NORAC Company, Inc. (NORAC) to manufacture Marinol(R) (dronabinol). As of December 31, 1997 and 1996, the equipment had a net book value of $327,519 and $408,902, respectively. Depreciation expense for 1997 and 1996 was $266,770 and $186,038, respectively.

     At December 31, 1997, intangible assets consisted of product rights ($1,633,694) and the amortization related to those product rights ($7,345).

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

BioChem Pharma Inc.

     In May 1996, the Company signed a Collaboration Agreement with BioChem Pharma (International) Inc. (which it subsequently assigned to BioChem Pharma Inc.), under which the Company sublicensed product rights in Canada to nitazoxanide, Androgel and Andractim. Successful development of the Androgel products may result in additional equity investment and milestone payments from BioChem Pharma Inc. The

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY sublicense fee was $311,000. Concurrently, BioChem Pharma purchased for $489,000, 50,771 shares of the Company's Common Stock.

Romark Laboratories, L.C.

     In July 1996, the Company acquired an interest-bearing convertible-subordinated debenture from Romark Laboratories, L.C. ("Romark") for $1.5 million. The debenture has a five-year term with interest payable to Unimed annually at the rate of 7.5% per annum. Unimed has obtained an exclusive license to develop and market oral dosage formulations of nitazoxanide for human use in the U.S., Canada, Australia and New Zealand from Romark Laboratories, L.C., Tampa, Florida. Unimed holds equity in Romark, which was previously valued at $1,000,000 and a convertible subordinate debenture in the amounts of $1.5 million, which could be converted to Romark equity.

     During the fourth quarter of 1997, the Company provided for an expense of $2.5 million representing a revaluation of (1) a $1,000,000 equity investment in Romark and (2) the $1.5 million convertible subordinated debenture.

G.D. Searle & Co.

     In February 1997, the Company entered into a long-term exclusive agreement with G.D. Searle & Co. (Searle), a wholly-owned subsidiary of the Monsanto Company, for U.S. marketing and distribution rights to Maxaquin (lomefloxacin), a fluoroquinolone antibiotic. Under the terms of the agreement, the Company will make sales-based distribution fee payments during the term of the agreement. The Company also recorded long and short-term obligations along with imputed interest at 8% on that obligation, to be satisfied January 2, 1998 and 1999, respectively. During 1997, $3,058,148 in distribution fees were paid to Searle.

     During the fourth quarter of 1997, the Company wrotedown the previously capitalized acquisition costs of Maxaquin by $4.1 million.

Syntex (USA) Inc.

     In July 1997, the Company acquired from Syntex (USA) Inc. and its Mexican affiliate all rights to Anadrol(R) (oxymetholone) an orally active anabolic androgenic steroid used to treat anemias, for the U.S., Canada and Mexico. The Company will pay Syntex a licensing fee, in three installments, and a royalty on net product sales. The Company paid the first installment, $376,000, in 1997.

(5) SHORT-TERM INVESTMENTS

     Short-term investments held-to-maturity securities were $13,718,834 and $16,370,897 in 1997 and 1996, respectively.

(6) INCOME TAXES

     The provision for income taxes is comprised of the following:

                      CURRENT                         1997       1996        1995
                      -------                         ----       ----        ----
Federal.............................................  $--        $--        $    --
State...............................................   --         --         11,700
Foreign.............................................   --         --             --
                                                      ---        ---        -------
Total...............................................  $--        $--        $11,700
                                                      ===        ===        =======

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

     Income tax provisions from continuing operations differed from the taxes calculated at the statutory federal rate as follows:

                                           1997             1996            1995
                                           ----             ----            ----
Taxes (benefit) at the statutory
  rate................................  $(2,791,000)      $ 517,400       $ 216,500
Utilization of tax loss
  carryforward........................           --        (518,000)       (217,100)
State income taxes....................           --              --          11,700
Foreign loss..........................           --             600             600
Valuation allowance...................    2,791,000              --              --
                                        -----------       ---------       ---------
Totals................................  $        --       $      --       $  11,700
                                        ===========       =========       =========

     At December 31, 1997, the Company has a tax loss carryforward of approximately $9,112,000 for federal income tax purposes, which expires in the years 2001 through 2011. The Company has available a research and development credit carryforward at December 31, 1997, of approximately $172,000, which expires in the years 2003 through 2011. Management has recorded a 100% valuation allowance against deferred tax assets since future taxable income is uncertain.

     The components of deferred taxes are as follows:

                                                       1997              1996
                                                       ----              ----
Deferred tax assets:
  Net operating loss carryforward.................  $ 3,667,000       $ 3,361,000
  Research tax credit carryforward................      172,000           430,000
  Sales returns and allowances....................        8,000            15,000
  Inventory reserve...............................      121,000             4,500
  Accrued liabilities.............................       41,000            22,000
  Other...........................................        1,000             1,000
  Depreciation....................................      200,000           213,000
  Valuation allowance.............................   (4,210,000)       (3,620,500)
                                                    -----------       -----------
       Total......................................  $         0       $         0
                                                    -----------       -----------
Deferred tax liabilities:
  None............................................            0                 0
                                                    -----------       -----------
       Net........................................  $         0       $         0
                                                    ===========       ===========

(7) DISTRIBUTION, RESEARCH, ROYALTY AND LICENSING AGREEMENTS

     In February 1986, the Company entered into a distribution agreement with Roxane Laboratories, ("Roxane"), making Roxane the Company's exclusive distributor of Marinol in the United States. The Company and Roxane subsequently agreed that Puerto Rico is not part of the United States territory. Roxane distribution of Marinol began in July 1986 in the United States. In March 1993, Sanofi Winthrop started to distribute Marinol in Canada. The Roxane Marinol agreement sets forth a formula for the royalties paid on net sales of Marinol on an equal basis. The Sanofi agreement pays a royalty-based commission on net sales of 55% to Sanofi Winthrop and 45% to Unimed. Marinol net sales were $8,085,000 (1997), $7,649,000 (1996) and $6,031,000 (1995). As of December 31,
1997 and 1996, trade receivables included $1,537,223 and $1,557,403, respectively, due from Roxane. Under a separate contract, Roxane has agreed to reimburse the Company for half of the external research costs incurred in further clinical development of Marinol. Roxane and Unimed have agreed to fund additional Marinol clinical trials for which budgeted costs have been mutually agreed upon. Such reimbursements shall not exceed $3 million without prior written approval by the parties. Roxane

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY paid $64,328 (1997), $27,746 (1996) and $92,334 (1995) of these costs, which is netted against research and development expenses.

     In November 1990, the Company entered into an inventory agreement with Roxane, under which Roxane will advance funds at no interest to the Company for the purpose of producing and maintaining a three-year raw material inventory of Marinol. Roxane advances funds to the Company for the Marinol encapsulation process as capsules are produced. Advances are offset as Roxane sells inventory.

     The Company has various other licensing, marketing and distribution agreements typical to its business. See Note 4 -- "Product Development, Licensing and Other Agreements" in Notes to Consolidated Financial Statements.

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

     In April 1992, the Company granted to LifeScience Corporation warrants to purchase 50,000 shares of Common Stock at an exercise price of $8.375 per share, with an expiration date of April 1, 1997. These warrants expired unexercised.

     In August 1995, the Company granted to Besins Iscovesco of Paris, France, warrants to purchase 72,550 shares of Common Stock at an exercise price of $8.00 per share, with an expiration date of August 11, 2005. As of December 31, 1997, the 72,550 share warrant had not been exercised.

     In February 1996, the Company granted to Sunrise Securities Corp. warrants to purchase 140,000 shares of Common Stock at an exercise price of $7.20 per share, with an expiration date of February 28, 2001. As of December 31, 1997, the 140,000 share warrant had not been exercised.

(9) STOCK OPTIONS

     The Company has established certain stock-based compensation plans for the benefit of its officers, directors, employees and consultants. The plans generally include vesting requirements from 0 to 4 years and option lives to 10 years. Options are granted with an exercise price that approximates the market price of the Common Stock at the date of grant. For the years ended December 31, 1997 and 1996, the 1991 Stock Option Plan was the only plan that granted options.

     (A) 1991 STOCK OPTION PLAN

     The 1991 Stock Option Plan (the Plan) was amended by the Board of Directors in March 1996 and approved by the stockholders in May 1996. This amendment increased to 1,800,000 the number of shares of Common Stock reserved for issuance under the Plan, an increase of 800,000 shares of Common Stock reserved for granting stock options to directors, officers, and key employees and consultants of the Company and its subsidiary. Generally, options expire 10 years from the date of grant or 90 days after termination of employment.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

     Option activity for the 1991 Plan for the years ended December 31, 1995, 1996 and 1997 was as follows:

                                                        WEIGHTED-AVERAGE     OPTIONS
                                             SHARES      EXERCISE PRICE    EXERCISABLE
                                             ------     ----------------   -----------
Balance at December 31, 1994..............    519,750        $6.01            22,500
                                            ---------        -----           -------
Options granted...........................    854,754         3.31                --
Options exercised.........................    (12,125)        2.64                --
Options forfeited.........................   (457,875)        3.02                --
                                            ---------        -----           -------
Balance at December 31, 1995..............    904,504         3.50            45,000
                                            ---------        -----           -------
Options granted...........................    155,140         7.43                --
Options exercised.........................    (43,187)        3.09                --
Options forfeited.........................    (31,000)        8.24                --
                                            ---------        -----           -------
Balance at December 31, 1996..............    985,457         4.15            60,000
                                            ---------        -----           -------
Options granted...........................  1,112,500         6.38                --
Options exercised.........................   (184,313)        2.76                --
Options forfeited.........................   (425,375)        4.94                --
                                            ---------        -----           -------
Balance at December 31, 1997..............  1,488,269        $5.83           425,117
                                            =========        =====           =======

     The following table summarizes the status of outstanding stock options as of December 31, 1997:

                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
              -------------------------------------------------------   ------------------------------------
 RANGE OF                            REMAINING
 EXERCISE     NUMBER OF OPTIONS   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF OPTIONS   WEIGHTED AVERAGE
  PRICES         OUTSTANDING         (IN YEARS)       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
 --------     -----------------   ----------------   ----------------   -----------------   ----------------
2.75 - 4.88         294,004             7.0                3.14              220,254              3.22
5.13 - 6.75         569,765             8.7                5.35               85,765              5.00
7.13 - 8.25         624,500             9.3                7.54              119,098              7.70
-----------       ---------             ---                ----              -------              ----
    --            1,488,269             8.3                5.83              425,117              4.83
===========       =========             ===                ====              =======              ====

     Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in 1996 and 1997, reported net income and earnings per share would have been reduced as follows:

                                                          1997             1996
                                                          ----             ----
Net (loss) income, as reported.......................  $(8,209,488)     $1,522,143
Pro forma net (loss) income..........................  $(8,562,962)     $1,169,032
Basic (loss) earnings per share, as reported.........        $(.93)           $.18
Pro forma basic (loss) earnings per share, as
  reported...........................................        $(.99)           $.13
Dilutive (loss) earnings per share, as reported......        $(.93)           $.17
Pro forma dilutive (loss) earnings per share.........        $(.99)           $.13

     The effects of applying SFAS 123 in the above pro forma disclosure are not likely to represent the effects disclosed in future years because the proforma calculations exclude stock options that were granted before 1995.

     For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                                              1997       1996
                                                              ----       ----
Risk-free interest rate.....................................   6.20%      6.16%
Dividend yield..............................................   0.00%      0.00%
Option life (years).........................................    4.2        4.7
Stock price volatility......................................  55.82%     58.16%

     (B) OTHER STOCK OPTIONS

     In November 1986, reflecting employment contracts with certain executives, the Company granted nonqualified options to purchase 220,000 shares of Common Stock. In January 1988, the exercise price of these options was changed to $5.38 from $15.00. In March 1991, the exercise price of those options was changed to $4.36, and the number of options was adjusted to 271,216 shares of Common Stock giving effect to certain antidilution provisions discussed below. In addition during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. Through December 31, 1997, options to purchase 214,110 shares of Common Stock had been exercised, none had been canceled and options to purchase 57,106 shares of Common Stock were outstanding.

     In March 1987, the Company granted to non-officer members of the Board of Directors nonqualified options to purchase an aggregate of 50,000 shares of Common Stock at $8.50 per share. In January 1988, the exercise price of these options was changed to $5.38. During fiscal 1991 and fiscal 1990, the options to purchase 10,000 and 20,000 of these shares, respectively, were canceled. In March 1991, the exercise price of those options remaining was changed to $4.36 and the number of options was adjusted to 24,656 shares of Common Stock, giving effect to certain antidilution provisions discussed below. In addition, during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1995, 1996 or 1997.

     In November 1989, additional nonqualified options to purchase 20,000 shares of Common Stock at $2.63 per share were granted to non-officer members of the Board. During fiscal 1991, the option to purchase 10,000 of these shares was canceled. In March 1991, the exercise price of the remaining options was changed to $2.35 and the number of options remaining was adjusted to 11,170 shares of Common Stock giving effect to certain antidilution provisions discussed below. In addition, during March 1991, the Board extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1995, 1996 or 1997.

     In March 1991, the Company granted to employees nonqualified options to purchase 120,000 shares of Common Stock at $3.00 per share. A majority of these options vest over four years. The option price was below the market price at the date of grant, and the Company recognized the pro rata compensation expense representing the difference between the option price and fair market value at the date of grant of approximately $27,000 in 1993. As of December 31, 1997, options to purchase 67,500 shares of Common Stock had been exercised, 51,500 had been canceled and options to purchase 1,000 shares of Common Stock were outstanding.

     In March 1991, the Company granted to past and present members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $3.00 per share for prior years of service. The grant price was below the market price. The Company recognized a compensation expense at the date of grant of $35,000. As of December 31, 1997, all 20,000 options had been exercised.

     In March 1991, the Company granted to non-employee members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $4.75 per share. As of December 31, 1997, options to purchase

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

5,000 shares of Common Stock had been exercised, none had been canceled and options to purchase 15,000 shares of Common Stock were outstanding.

     In addition, during April, May and October 1991, the Company granted to employees nonqualified options to purchase 26,000 shares of Common Stock with exercise prices ranging from $4.25 to $7.75. As of December 31, 1997, options to purchase 8,750 shares of Common Stock had been exercised, 15,000 had been canceled and options to purchase 2,250 shares of Common Stock were outstanding.

     In August 1992, the Company granted to John Kapoor, Chairman of the Board, nonqualified options to purchase 200,000 shares of Common Stock at $7.75 per share. There were no exercises or cancellations during 1995, 1996 or 1997.

     The exercise price and number of shares of Common Stock, which can be purchased upon the exercise of the nonqualified stock options, are adjusted in the event of stock dividends, split-ups, combinations or exchanges of shares by recapitalization or reclassification. The exercise price and number of shares of Common Stock purchasable upon the exercise of certain nonqualified stock options also are adjusted in the case of the issuance of Common Stock by the Company (other than pursuant to the grant of stock options and restricted stock grants) below the then existing exercise price.

     There are 311,182 shares of the Company's Common Stock reserved for these arrangements as of December 31, 1997.

(10) RETIREMENT PLAN

     The Company offers a discretionary 401(k) Plan (the Plan) to its employees. Under the Plan, employees may defer income on a tax exempt basis, subject to IRS limitation. All employees are eligible to participate in the Plan. Under the Plan, the Company may make discretionary matching contributions. Company contributions expensed in 1997 and 1996 totaled $78,668 and $55,278, respectively.

(11) COMMITMENTS

     The Company is obligated for rental payments under a noncancellable operating lease relating to an office facility. Real estate taxes, insurance and maintenance expenses generally are Company obligations. Rental expenses charged to operations were approximately $291,000 in 1997, $143,000 in 1996 and $193,000 in 1995. At December 31, 1997, approximate amounts committed for future fiscal years are as follows:

1998.................................................  $372,000
1999.................................................   379,000
2000.................................................   387,000
2001.................................................   395,000
2002.................................................    34,000

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

(12) CONTINGENCIES

     The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company that significantly

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY exceeded the policy limits, it could have a material adverse effect upon the Company's operations and financial condition.

(13) RELATED PARTIES

     EJ Financial Enterprises, Inc. (EJ) is a healthcare investment and consulting company owned by the Company's chairman, an indirect majority stockholder. In addition to the distribution, research, royalty and licensing agreements which were terminated, the Company and EJ currently have a consulting agreement, which provides for EJ's assistance in the Company's product licensing, development and marketing efforts. Either party upon 30 days prior written notice can cancel the agreement. Expenditures under this agreement totaled approximately $50,000 in 1997, 1996 and 1995, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors
Unimed Pharmaceuticals, Inc.

     Our report on the consolidated financial statements of Unimed Pharmaceuticals, Inc. and Subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 6, 1998

                                                                     SCHEDULE II

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    ADDITIONS
                                                     BALANCE AT     CHARGED TO
                                                    BEGINNING OF    COSTS AND                    BALANCE AT
                  DESCRIPTION                          PERIOD        EXPENSES     DEDUCTIONS    END OF PERIOD
                  -----------                       ------------    ----------    ----------    -------------
Allowance for doubtful accounts and returns:
  1995..........................................      $ 28,000       $ 15,000      $      0       $ 43,000
                                                      ========       ========      ========       ========
  1996..........................................      $ 43,000       $  9,436      $ 13,046       $ 39,390
                                                      ========       ========      ========       ========
  1997..........................................      $ 39,390       $      0      $ 17,992       $ 21,398
                                                      ========       ========      ========       ========
Reserve for inventory obsolescence:
  1995..........................................      $250,000       $      0      $195,298       $ 54,702
                                                      ========       ========      ========       ========
  1996..........................................      $ 54,702       $241,107      $284,529       $ 11,280
                                                      ========       ========      ========       ========
  1997..........................................      $ 11,280       $290,740      $      0       $302,020
                                                      ========       ========      ========       ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunder duly authorized.

                                          UNIMED PHARMACEUTICALS, INC.

                                          By:      /s/ RONALD L. GOODE

                                            ------------------------------------
                                                      Ronald L. Goode
                                                    President and Chief
                                                     Executive Officer

March 30, 1998

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

                      NAME                                     CAPACITY(IES)                     DATE
                      ----                                     -------------                     ----
             /s/ DR. JOHN N. KAPOOR                   Chairman and Director                 March 30, 1998
  ---------------------------------------------
               Dr. John N. Kapoor

               /s/ RONALD L. GOODE                    President and Chief Executive         March 30, 1998
  ---------------------------------------------       Officer
                 Ronald L. Goode

               /s/ DAVID E. RIGGS                     Senior Vice President, Chief          March 30, 1998
  ---------------------------------------------       Financial Officer, Secretary
                 David E. Riggs                       and Treasurer

                /s/ FRED HOLUBOW                      Director                              March 30, 1998
  ---------------------------------------------
                  Fred Holubow

              /s/ JAMES J. LEMPENAU                   Director                              March 30, 1998
  ---------------------------------------------
                James J. Lempenau

                /s/ ROLAND WEISER                     Director                              March 30, 1998
  ---------------------------------------------
                  Roland Weiser