Form 10-K/A
period 1997-12-31
UNIMED PHARMACEUTICALS INC
filed 1998-04-17
CIK 100759

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any further amendment to the Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock, as of March 13, 1998 -- 9,051,942.

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

                                     PART I

ITEM 1. BUSINESS.


     Unimed Pharmaceuticals, Inc. (the "Company" or "Unimed") develops and markets prescription pharmaceutical products. Currently, the Company promotes three approved drugs and is developing others targeted for the HIV/AIDS, endocrinology, infectious diseases and urology markets. The Company developed and co-promotes Marinol(R), an appetite stimulant and antiemetic drug, through the Company's specialty sales force in the U.S. primarily to AIDS-treating physicians. Marinol is distributed in international markets through foreign licensees. In February 1997, the Company acquired from G.D. Searle & Co. ("Searle"), the long-term, exclusive U.S. marketing and distribution rights for Maxaquin(R) (lomefloxacin), a fluoroquinolone anti-infective used in the urology and infectious disease markets. The Company markets and distributes Maxaquin through the efforts of the Company's specialty sales force in the U.S. primarily to urologists and AIDS-treating physicians. In July 1997, the Company acquired from Syntex (USA) Inc. and its affiliated company in Mexico, Syntex S.A. de C.V. ("Syntex") all rights to Anadrol(R) (oxymetholone) for the U.S., Canada and Mexico. Anadrol is an orally active anabolic androgenic steroid used to treat various anemias. The Company began marketing and distributing Anadrol in the first quarter of 1998. The Company is a Delaware corporation incorporated in 1948.



     The Company's business strategy is to become a premier niche pharmaceutical products development and marketing concern. With a business strategy that focuses on licensing and developing drugs that have successfully completed human clinical testing milestones, the Company expects to build a diversified portfolio of products in several therapeutic areas including HIV and other infectious diseases, endocrinology, hematology, oncology and urology. The Company's specific goals center on effectively marketing the current product line while rapidly developing the current product pipeline. During 1996, the Company completed Phase II clinical development on three new drugs that were in-licensed in 1995 described under "Product Development." In 1997, the Company initiated Phase III clinical trials on all three of these compounds. The Company expects completion of these clinical trials during 1998 or early 1999. The Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") on one of these drugs [Cryptaz(TM) (formerly referred to as NTZ(TM))] in 1997.


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

Potential Use of Marinol(R) in Alzheimer's Disease


     Alzheimer's disease is believed to afflict an estimated four million Americans with a projected annual increase of 400,000 new cases per year. During 1996, the Company completed a pilot study exploring use of Marinol in Alzheimer patients as an appetite stimulant. Although the pilot study was primarily undertaken to investigate the effect of Marinol on appetite, patients were observed to have a significant reduction in disturbed behavior compared to patients on placebo. The disturbed behavior most commonly associated with Alzheimer patients, namely, aggressive and/or resistive behavior, is believed to be due to a degenerative process in which brain cells are lost leading to brain atrophy. This atrophy usually leads to memory loss in early stages of the disease and can later lead to disturbances of arousal, attention, orientation, perception and intellectual function.


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


     The FDA approved Maxaquin in February 1992. Currently it is indicated for:
(1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and, (4) preoperatively for the prevention of infection in transurethral surgical procedures. In September of 1997, the FDA approved a supplemental NDA for the three-day use of Maxaquin to treat uncomplicated urinary tract infections. Prior to this, Maxaquin was approved for a 10-day regimen. The Company has worked closely with Searle to prepare an NDA supplement for Maxaquin's use to treat chronic bacterial prostatitis. Filing of this supplement is expected by late 1998.

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

ANADROL(R) (OXYMETHOLONE)


     In July 1997, the Company acquired from Syntex all rights to Anadrol (oxymetholone), an orally active anabolic androgenic steroid used to treat various anemias, for the U.S., Canada and Mexico. The acquisition of this product is part of the Company's strategy to provide a multiple of product offerings to AIDS-treating physicians and ultimately to develop and market products for pharmaceutical markets such as hematology.


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

PRODUCT DEVELOPMENT


     The Company has three drugs under development: Cryptaz(TM) (formerly referred to as "NTZ"), an antiparasitic compound being developed for the treatment of cryptosporidial diarrhea. Androgel(TM), a transdermal gel being developed to treat 18-60 year-old men who do not produce sufficient levels of testosterone; and Andractim(TM), another transdermal gel being developed to treat men over the age of 60 for the supplementation and replacement of testosterone.



CRYPTAZ(TM) (NITAZOXANIDE)



     In June 1995, the Company entered into an exclusive licensing agreement with Romark Laboratories, L.C., Tampa, Florida ("Romark"), to develop and market oral dosage formulations of Cryptaz for human use in the U.S., Canada, Australia and New Zealand. The agreement provides for rights to oral and intravenous administration for treatment of cryptosporidiosis. In addition, the Company has marketing rights to oral uses of Cryptaz for all indications and is investigating other therapeutic applications of the drug.


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


     In a Phase II clinical trial in 28 patients with AIDS and cryptosporidiosis at Cornell Medical Center, in New York City and at Kaiser Permanente Research Center in San Francisco, patients received up to 2,000mg per day of Cryptaz nitazoxanide for eight weeks. A favorable clinical response was observed in 58% of the patients.


     This trial together with patients enrolled in an unrestricted, open label compassionate use trial, culminated in the submission of an NDA in December 1997.


     During 1997, the AIDS Clinical Trials Group (ACTG), a clinical research cooperative supported by the National Institute of Allergy and Infectious Diseases, initiated a Phase III placebo controlled study of nitazoxanide to treat AIDS patients with cryptosporidiosis. The Company participated in the design of this study, is providing Cryptaz to patients and is providing certain other supportive services to ACTG.


     This NDA marks the first submission of a new drug application to treat the diarrhea associated with cryptosporidiosis in AIDS patients. The Company has been granted priority review by the FDA of this NDA, thereby ensuring a complete review and action within six months of filing.


     In 1998, the Company intends to initiate studies that may provide additional indications for Cryptaz. These studies could include researching Cryptaz as a possible treatment for Helicobacter pylori, a bacterium that is the causative agent in most cases of nonerosive gastritis.


ANDROGEL(TM)


     In 1995, the Company acquired exclusive rights from Laboratoires Besins Iscovesco S.A. ("Besins") in the U.S., Canada and Mexico to Androgel, an androgen replacement drug. Androgel consists of a proprietary topical gel formulation of the male hormone, testosterone, and is applied to the arms and/or abdomen. Androgel is a testosterone replacement drug used by men age 18 to 60 who do not produce sufficient levels of testosterone. This deficiency is referred to as hypogonadism. Low testosterone is associated with a variety of adverse effects, including impotence; lack of sex drive, diminished energy, muscle weakness and low bone mineral density.


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


     The Company has sublicensed the right to register, market and distribute Cryptaz, Androgel and Andractim in Canada to BioChem Pharma Inc.


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


     The Company has supply agreements with Romark for Cryptaz, Besins for Androgel and Andractim. Under these agreements, the Company purchases clinical supplies, and after approval by the FDA, will purchase finished drug products in accordance with the Company's specifications.


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


     In February 1997, Unimed acquired from Searle long-term exclusive U.S. marketing and distribution rights to Maxaquin, which is the subject of a U.S. patent. Maxaquin was approved by the FDA in February 1992 for the following indications: (1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and (4) preoperatively for the prevention of infection in transurethral surgical procedures. The Maxaquin trademark registration is valid and subsisting in the U.S., and as part of the marketing and distribution agreement, the Company has the exclusive right to use the trademark in the United States. Searle holds its rights to Maxaquin under a license agreement with a third party.


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


     Cryptaz, when combined with a wetting agent, and optionally, a starch derivative, in an oral composition, is the subject of certain patents held by its licensor, Romark Laboratories, L.C. Unimed has the right to use and practice those patents under its license agreement with Romark; however, Unimed does not hold any Cryptaz-related patents directly.



     The Company owns the Marinol, SERC, Anadrol, Androgel and Andractim trademarks in the U.S. Use of the Cryptaz(TM) trademark is by agreement with Romark Laboratories, L.L.C., the owner of the trademark.


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


     Net research and development expenses increased 136% from $1,135,000 in 1996 to $2,675,000 in 1997. As mentioned earlier, the Company started three Phase III clinical trials during 1997 as well as several smaller studies such as the Marinol alternate dosage form studies. The Company also prepared an NDA for Cryptaz and submitted it to the FDA in December. Net research and development expenses increased 84% from $618,000 in 1995 to $1,135,000 in 1996 with the completion of three human clinical studies and initiation of several toxicology studies. For the year ended December 31, 1996, and for all prior periods presented, the Company reclassified, for financial reporting purposes, all research and development revenues that were historically treated as part of total revenue. These revenues are now offset against research and development expenses in the operating expenses section of the income statement. This change had no effect on net income. Approximately $1,600,000 of deferred research and development expenditures were offset against research and development expenses in 1997. These deferred expenses would have historically been recognized as research and development revenue.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial Statements

        See Index to Consolidated Financial Statements and Schedules on page
        F-1.

     (b) Reports on Form 8-K

        None

     (c) Exhibits

   3-A       --   Certificate of Incorporation of the Registrant, as amended
                  (filed by reference to Exhibits 3(a) through 3(c) to
                  Registration Statement No. 2-19352, Exhibit 3(c)(i) to
                  Registration Statement No. 2-21680, Exhibit 3(a)(i) to
                  Registration Statement No. 2-42398, Exhibit 3(a) to Current
                  Report on Form 8-K, dated January 27, 1981, Exhibit 3-A(ii)
                  to Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1985, and Exhibit 3.1 to Registration
                  Statement No. 33-10975).
   3-B(i)    --   Amendment to Certificate of Incorporation, dated March 27,
                  1991 (filed by reference to Exhibit 3-B to Post-Effective
                  Amendment No. 3 to Registration Statement No. 33-10975).
   3-B(ii)   --   Amendment to Certificate of Incorporation, adopted by
                  stockholders on May 2, 1994 (filed by reference to Exhibit
                  3-B[ii] to Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1994).
   3-B(iii)  --   Amendment to Certificate of Incorporation adopted by
                  stockholders on May 2, 1996 (filed by reference to Exhibit
                  3-B(iii) to Annual Report on Form 10-K for fiscal year ended
                  December 31, 1996).
   3-C       --   By-laws of the Registrant, as amended (filed by reference to
                  Exhibit 3-B to Annual Report on Form 10-K for fiscal year
                  ended September 30, 1989).
   3-D       --   Amendment to the By-laws of the Company, dated May 5, 1991
                  (filed by reference to Exhibit 3-D to the Post-Effective
                  Amendment No. 3 to Registration Statement No. 33-10975).
   4-A       --   Specimen Common Stock Certificates (filed by reference to
                  Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
   4-C       --   Stock Registration Rights Agreement, dated March 27, 1991, between the John N. Kapoor Trust and the Company (filed by reference to Post-Effective Amendment No. 3 to Registration
                  Statement No. 33-10975).
   4-D       --   Stock and Warrant Agreement, dated as of August 11, 1995,
                  between the Company and Laboratoires Besins Iscovesco S.A.
                  (filed by reference to Exhibit 4 to the Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1995).
   4-E       --   Warrant, dated August 11, 1995, for 72,550 shares of Common
                  Stock, issued to Laboratoires Besins Iscovesco S.A. (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
   4-F       --   Registration Rights Agreement, dated August 11, 1995,
                  between the Company and Laboratoires Besins Iscovesco S.A.
                  (filed by reference to Exhibit 4 to the Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1995).
   4-G       --   Warrant, dated February 29, 1996, for 140,000 shares of
                  Common Stock, issued to Sunrise Securities Corp. (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
   4-H       --   Registration Rights Agreement, dated February 29, 1996,
                  between the Company and certain holders of Common Stock
                  (filed by reference to Exhibit 4 to the Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1995).

   4-I       --   Stock Purchase Agreement dated May 9, 1996, between the
                  Company and BioChem Pharma (International) Inc. (filed by
                  reference to Exhibit 4-I to Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
   4-J       --   Registration Rights Agreement dated May 9, 1996, by and
                  between the Company and BioChem Pharma (International) Inc.
                  (filed by reference to Exhibit 4-J to Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996).
   4-K       --   Rights Agreement dated as of June 16, 1997, between the
                  Company and Harris Trust and Savings Bank including Form of
                  Rights Certificate and Summary of Rights attached thereto as
                  Exhibits A and B (filed by reference to Exhibit 4.1 to
                  Current Report on Form 8-K dated June 20, 1997).
  10-B(i)    --   Agreement between Roxane Laboratories, Inc. and the Company, dated February 12, 1986 (filed as Exhibit 10 to the
                  Company's Current Report on Form 8-K dated February 12,
                  1986).
  10-B(ii)   --   Agreement between Roxane Laboratories, Inc. and the Company, dated April 1, 1987 (filed as Exhibit 28.1 to the Company's
                  Current Report on Form 8-K dated April 28, 1987).
  10-B(iii)  --   Agreement between Roxane Laboratories, Inc. and the Company, dated January 20, 1995 (filed by reference to Exhibit
                  10-B(iii) to Annual Report on Form 10-K for fiscal year
                  ended December 31, 1995).
  10-D(i)    --   Forms of Graduated Vesting Non-qualified Stock Option
                  Agreement (filed by reference to Exhibit 10-G[iv] to
                  Registration Statement No. 33-43838).
  10-D(ii)   --   Form of Immediate Vesting Non-qualified Stock Option
                  Agreement (filed by reference to Exhibit 10-G[v] to
                  Registration Statement No. 33-43838).
  10-D(iii)  --   Form of Incentive Stock Option Agreement (filed by reference to Exhibit 10-G[vi] to Registration Statement No. 33-43838).
  10-K       --   Unimed Pharmaceuticals, Inc. 1991 Stock Option Plan, as
                  amended through May 2, 1996 (filed by reference to Exhibit
                  10-K to the Annual Report on Form 10-K filed in fiscal year ended December 31, 1996).
**10-L       --   Agreement for Manufacture and Sale of THC, dated as of
                  January 1, 1995, by and between The NORAC Company, Inc. and the Company
  10-N       --   Employment Agreement, dated as of November 3, 1994, between the Company and Robert E. Dudley (filed by reference to
                  Exhibit 10-N to Annual Report on Form 10-K for fiscal year ended December 31, 1995).
**10-R       --   Distribution Agreement dated February 14, 1997, by and
                  between the Company and G.D. Searle & Co.
  10-S       --   Consulting Agreement dated July 23, 1996, by and between the
                  Company and E.J. Financial Enterprises, Inc (filed by
                  reference to Exhibit 10-S to the Annual Report on Form 10-K filed in fiscal year ended December 31, 1996).
 *10-T       --   Employment Agreement dated November 13, 1997, by and between the Company and Ronald L. Goode.
**10-U       --   Agreement between Syntex (USA) Inc. and its Mexican
                  affiliate and the Company dated July 1, 1997.
 *23-A       --   Consent of Coopers & Lybrand, L.L.P.
 *27         --   Financial Data Schedule


-------------------------
 * Filed herewith.


** Confidential portions of the documents have been omitted and filed separately with the SEC pursuant to Rule 24B-2 under the Exchange Act.

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

BioChem Pharma Inc.


     In May 1996, the Company signed a Collaboration Agreement with BioChem Pharma (International) Inc. (which it subsequently assigned to BioChem Pharma Inc.), under which the Company sublicensed product rights in Canada to Cryptaz(TM), Androgel and Andractim. Successful development of Androgel and/or Andractim may result in additional equity investment and milestone payments from BioChem Pharma Inc.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

The sublicense fee was $311,000. Concurrently, BioChem Pharma purchased for $489,000, 50,771 shares of the Company's Common Stock.

Romark Laboratories, L.C.


     In July 1996, the Company acquired an interest-bearing convertible-subordinated debenture from Romark Laboratories, L.C. ("Romark") for $1.5 million. The debenture has a five-year term with interest payable to Unimed annually at the rate of 7.5% per annum. Unimed has obtained an exclusive license to develop and market oral dosage formulations of Cryptaz for human use in the U.S., Canada, Australia and New Zealand from Romark Laboratories, L.C., Tampa, Florida. Unimed holds equity in Romark, which was previously valued at $1,000,000 and a convertible subordinate debenture in the amounts of $1.5 million, which could be converted to Romark equity.


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

Syntex (USA) Inc.


     In July 1997, the Company acquired from Syntex (USA) Inc. and its affiliated company in Mexico, Syntex S.A de C.V. ("Syntex") all rights to Anadrol(R) (oxymetholone) an orally active anabolic androgenic steroid used to treat anemias, for the U.S., Canada and Mexico. The Company will pay Syntex a licensing fee, in three installments, and a royalty on net product sales. The Company paid the first installment, $376,000, in 1997.


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