Form 10-Q
period 1998-03-31
UNIMED PHARMACEUTICALS INC
filed 1998-05-15
CIK 100759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.


    For Quarter Ended March 31, 1998   Commission file number 0-3390


                      UNIMED PHARMACEUTICALS, INC.
         (Exact name of registrant as specified in its charter)



         DELAWARE                                   22-1685346
 (State or other jurisdiction         (I.R.S. Employer Identification Number)
 of incorporation or organization)

 2150 E. Lake Cook Rd.,                           60089
 Buffalo Grove, Illinois
 (Address of principal executive offices)       (Zip Code)


 Registrant's telephone number                 (847) 541-2525
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

      Title of each class               Number of shares outstanding
         Common Stock                             8,943,444
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


   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements
   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
   Consolidated Balance Sheets

                                         March 31,     December  31,
                                           1998            1997
                                        (unaudited)
 ASSETS
   Current assets:
     Cash and cash equivalents          $ 4,441,323     $ 1,068,279
     Short-term investments               6,997,709      13,718,834
     Receivables:
       Trade                              4,233,991       1,661,042
       Other                                129,314         116,978

         Total receivables                4,363,305       1,778,020

   Inventories                            3,809,792       4,386,904
   Prepaid expenses                         309,147         407,698

         Total current assets            19,921,276      21,359,735

   Equipment and leasehold
    improvements, at cost                 2,627,983       2,555,857
   Less accumulated depreciation and
    amortization                          1,527,577       1,452,217

         Net                              1,100,406       1,103,640

   Product rights, net of
    amortization                          1,596,592       1,626,349

       Total assets                     $22,618,274     $24,089,724

      See accompanying notes to consolidated financial statements.

   Item 1 - Financial Statements
   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
   Consolidated Balance Sheets


                                                 March 31,    December 31,
                                                   1998          1997
                                                (unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                            $ 2,085,090   $ 1,812,030
   Accrued and other liabilities                 2,757,090     1,806,687
   Due to Roxane Laboratories, Inc.              3,290,255     3,616,665
   Current portion of long-term obligation       1,419,910       914,836
     Total current liabilities                   9,552,345     8,150,218

 Long-term obligation                                    0     1,213,000
     Total liabilities                           9,552,345     9,363,218

 Stockholders' equity:
   Common stock, $.25 par value; authorized
    30,000,000 shares; issued and outstanding:
    9,051,944 and 9,040,942, respectively        2,262,986     2,260,236
   Additional paid-in capital                   28,245,145    28,201,420
   Accumulated deficit                         (16,922,135)  (15,215,214)
   Accumulated other comprehensive income
    (Note 2)                                        41,391        41,522
                                                13,627,387    15,287,964
   Less: treasury stock at cost (108,500
    shares at March 31, 1998 and December 31,
    1997, respectively)                           (561,458)     (561,458)
       Total stockholders' equity               13,065,929    14,726,506

     Total liabilities and stockholders'
      equity                                   $22,618,274   $24,089,724

      See accompanying notes to consolidated financial statements.

   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
   Consolidated Statements of Operations
   Three Months Ended March 31, 1998 and 1997
   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                               1998        1997
   Net sales                               $ 4,013,622  $ 1,970,883
   Cost of sales                               905,921      593,400

   Gross profit                              3,107,701    1,377,483

   Operating and administrative expenses       793,756      781,464
   Sales and marketing expenses              2,083,905      485,450
   Research and development expenses, net    2,104,882      276,403
   Total expenses                            4,982,543    1,543,317

   (Loss) from operations                   (1,874,842)    (165,834)

   Other income (expense):
       Interest income                         198,630      274,908
       Product right sublicense gain             - - -      150,000
       Other expense
                                               (30,709)     (11,333)

   (Loss) income before income taxes        (1,706,921)     247,741

   Income tax provision                          - - -        - - -

   Net (loss) income                       $(1,706,921)  $  247,741

   Net (loss) income per share:
       Basic                                 $    (.19)  $      .03
       Diluted                               $    (.19)  $      .03
   Weighted average number of common and
     common equivalent shares outstanding:
       Basic                                 8,937,294    8,780,790
       Diluted                               9,189,348    9,113,948

      See accompanying notes to consolidated financial statements.

      UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
   Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1998 and 1997
   (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                               1998         1997
   Cash flows (used in) provided by
    operations:
   Net (loss) income                       $(1,706,921)  $  247,741
   Adjustments to reconcile net (loss)
    income to net cash (used in)
    provided by operations:
     Depreciation and amortization             105,118       69,688
     (Increase) Decrease in receivables     (2,585,285)     258,224
     Decrease in inventories                   577,112      410,061
     Decrease (Increase) in prepaid
      expenses and other                        98,420     (151,363)
     Increase in payables, accrued and
      other liabilities                      1,307,036       75,082
     (Decrease) in due to Roxane
      Laboratories, Inc.                      (326,410)    (513,859)
       Net cash (used in) provided by
        operating activities                (2,530,930)     395,574

   Cash flows provided by (used in)
    investing activities:
     Capital expenditures, net                 (72,126)     (92,342)
     Sale (Purchase) of short-term
      investments, net                       6,721,125    2,413,044
     Product rights acquisition                  - - -   (3,000,000)
       Net cash provided by (used in)
        investing activities                 6,648,999     (679,298)

   Cash flows (used in) financing
   activities:
     Proceeds from issuance of common
      stock                                     46,475       20,625
     Payments for product acquisition
      obligations                             (791,500)       - - -
     Deferred research and development
      revenues, net                              - - -     (434,287)
       Net cash (used in) financing
        activities                            (745,025)    (413,662)

   Increase (Decrease) in cash and cash
    equivalents                              3,373,044     (697,386)
   Cash and cash equivalents at beginning
    of period                                1,068,279    4,458,889
   Cash and cash equivalents at end of
    period                                 $ 4,441,323   $3,761,503

   Supplemental disclosures of cash flow
    information:
   Obligation assumed due to product
    rights acquisitions,including
      imputed interest                     $    - - -    $1,697,000

         See accompanying notes to consolidated financial statements.

        UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements
                             March 31, 1998
                               (Unaudited)

   NOTE 1

   The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1997, which is derived from the audited financial statements. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the "Company"), and its wholly-owned subsidiary, Unimed Canada, Inc.

   In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and changes in cash flows for the three month periods ended March 31, 1998 and 1997.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 annual report on Form 10-K/A filed with the Securities and Exchange Commission.

   NOTE 2

   During the three months ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, _Reporting Comprehensive Income_. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $131 and $208, respectively.

   As of March 31, 1998 and December 31, 1997, accumulated other comprehensive income, as reflected on the consolidated balance sheets, was comprised of the following:

                                     March 31,     December 31,
                                        1998          1997
   Currency translation adjustment    $41,391      $41,522
     Accumulated other
      comprehensive income            $41,391      $41,522

   NOTE 3

   Certain amounts for 1997 were reclassified to conform to current year presentation.

   Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION


   Results of Operations

   Three Months Ended March 31, 1998 vs. Three Months Ended March 31,
   1997

   Net loss for the three months ended March 31, 1998 (the "Fiscal 1998 Period") was $1,706,921 or nineteen cents per share (basic). Net income for the three months ended March 31, 1997 (the "Fiscal 1997 Period") was $247,741 or three cents per share (basic).

   Net sales for the Fiscal 1998 Period increased by 104% or $2,042,739 to $4,013,622 compared to net sales of $1,970,883 for the Fiscal 1997 Period. The increase in net sales was attributable to a combination of a 27% sales increase in Marinol[R] (dronabinol) and a 69% sales increase in Maxaquin[R] (lomefloxacin), both due to higher unit volume, and to the introduction of Anadrol[R] (oxymetholone), an orally active anabolic androgenic steroid used to treat various anemias, which generated net sales of $1,449,974 in February and March. This initial sales volume is attributable to stocking the product distribution channels.

   Cost of sales increased by $312,521 or 53% for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. This increase is due to higher unit sales volume. Cost of sales expressed as a percent of net sales decreased from 30% for the Fiscal 1997 Period to 23% for the same period in 1998. This decrease is due to a combination of lower Marinol inventory costs and Maxaquin and Anadrol product costs which are lower than those of Marinol.

   Operating and administrative expenses increased in the Fiscal 1998 Period by $12,292 or 2%. Operating and administrative expenses as a percentage of net sales were 20% in the Fiscal 1998 Period compared to 40% in the Fiscal 1997 Period.

   Sales and marketing expenses increased $1,598,455 to $2,083,905 in the Fiscal 1998 Period as the Company launched Anadrol and began Anadrol related promotional programs as well as adding an integrated sales and marketing infrastructure that can provide for the coordinated introduction of Anadrol to targeted markets. Sales and marketing expenses were 52% of net sales in the Fiscal 1998 Period compared to 25% in the Fiscal 1997 Period.

   Net research and development expenses in the Fiscal 1998 Period were $2,104,882 (research and development expenses of $2,150,489 less research and development revenues of $45,607), compared to $276,403 (research and development expenses of $719,130 less research and development revenues of $442,727) in the Fiscal 1997 Period. Research and development expenses were 52% of net sales for the Fiscal 1998 Period, and 14% of net sales for the Fiscal 1997 Period. This increase is due to clinical development which included the acceleration of the two Phase III studies related to Androgel[TM] and Andractim[TM], the Company's two male testosterone replacement products, and the addition of clinical and regulatory staff to manage clinical development programs.

   Liquidity and Capital Resources

   At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $11,439,032, compared to $14,787,113 at December 31, 1997, a decrease of $3,348,081. This decrease is primarily the result of payments on obligations due to product acquisitions, an increase in clinical development expenditures as the Company continues to accelerate Phase III clinical trials, and continued expansion of its sales and marketing efforts, including, but not limited to, the launch of Anadrol.

   The Company used net cash in operations totaling $2,530,930 for the quarter ended March 31, 1998. Current receivables increased by
   $2,585,285 due primarily to the launch and subsequent stocking of Anadrol under favorable extended payment terms. Inventories decreased $98,420 due to ongoing product sales and the timing of new inventory deliveries. Accrued and other liabilities increased $950,403 due primarily to the reduction in gross sales for
   anticipated  Anadrol-related  rebates,  chargebacks,  returns   and
   discounts.

   Year 2000 Program

   The Company will continue to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the _Year 2000_ issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company.

   Forward-Looking Statements

   When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports filed with the Securities and Exchange Commission.

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




   UNIMED PHARMACEUTICALS, INC.






   Date: May 15, 1998        By: ________/s/  Ronald L. Goode_______
                                 Ronald L. Goode
                                 President and Chief Executive Officer




   Date: May 15, 1998        By: ________/s/ David  E. Riggs_________
                                 David E. Riggs
                                 Senior Vice President, Chief Financial
                                  Officer, Secretary and Treasurer