Form 10-Q
period 1998-06-30
UNIMED PHARMACEUTICALS INC
filed 1998-08-14
CIK 100759

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


          For Quarter Ended June 30, 1998 Commission file number 0-3390


                          UNIMED PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                       22-1685346
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


2150 E. Lake Cook Rd., Buffalo Grove, Illinois             60089
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code        (847) 541-2525



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Title of each class                               Number of shares outstanding
   Common Stock                                            9,076,612
 ($.25 par value)

                   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY


                                                                                                      Page Number


PART I.       Financial Information

             ITEM 1.    Financial Statements

                        Condensed Consolidated Balance Sheets                                               3

                        Condensed Consolidated Statements of Operations                                     5

                        Condensed Consolidated Statements of Cash Flows                                     6

                        Notes to Condensed Consolidated Financial Statements                                7


              ITEM 2.   Management's Discussion and Analysis of Results of Operations and                   8
                        Financial Condition


PART II.      Other Information                                                                            11

SIGNATURE PAGE                                                                                             12


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,         December 31,
                                                         1998               1997
                                                         ----               ----
ASSETS                                               (unaudited)

Current assets:
Cash and cash equivalents                            $ 2,127,448       $ 1,068,279
Short-term investments                                 7,092,641        13,718,834
Receivables:
  Trade                                                3,506,151         1,661,042
  Other                                                   91,499           116,978
                                                     -----------       -----------

    Total receivables                                  3,597,650         1,778,020

Inventories                                            5,863,460         4,386,904
Prepaid expenses                                         318,448           407,698
                                                     -----------       -----------

    Total current assets                              18,999,647        21,359,735

Equipment and leasehold improvements, at cost          2,765,230         2,555,857
Less accumulated depreciation and amortization         1,603,773         1,452,217
                                                     -----------       -----------

    Net                                                1,161,457         1,103,640

Product rights, net of amortization                    1,562,972         1,626,349
                                                     -----------       -----------

    Total assets                                     $21,724,076       $24,089,724
                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

ITEM 1 - FINANCIAL STATEMENTS
UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,         December 31,
                                                                          1998                1997
                                                                          ----                ----
                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $  3,988,242        $  1,812,030
  Accrued and other liabilities                                         1,910,006           1,806,687
  Due to Roxane Laboratories, Inc.                                      4,441,425           3,616,665
  Current portion of long-term obligation                                 892,128             914,836
                                                                     ------------        ------------
    Total current liabilities                                          11,231,801           8,150,218

Long-term obligation                                                        - - -           1,213,000
                                                                     ------------        ------------
    Total liabilities                                                  11,231,801           9,363,218

Stockholders' equity:
  Common stock, $.25 par value; authorized 30,000,000
     shares; issued and outstanding: 9,076,612
     and 9,040,942, respectively                                        2,269,154           2,260,236
  Additional paid-in capital                                           28,360,250          28,201,420
  Accumulated deficit                                                 (19,649,037)        (15,215,214)
  Accumulated other comprehensive income (Note 2)                          41,908              41,522
                                                                     ------------        ------------
                                                                       11,022,275          15,287,964
  Less:  treasury stock at cost (102,047 and 108,500 shares at
     respective dates)                                                   (530,000)           (561,458)
                                                                     ------------        ------------
        Total stockholders' equity                                     10,492,275          14,726,506
                                                                     ------------        ------------
    Total liabilities and stockholders' equity                       $ 21,724,076        $ 24,089,724
                                                                     ============        ============


          See accompanying notes to consolidated financial statements.

UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                                          --------                               --------
                                                  1998               1997                1998                1997
                                                  ----               ----                ----                ----
                                                                            (Unaudited)

Net sales                                    $  3,408,346        $  1,821,940        $  7,421,967        $  3,792,823
Cost of sales                                     864,376             625,112           1,770,297           1,218,512
                                             ------------        ------------        ------------        ------------

Gross profit                                    2,543,970           1,196,828           5,651,670           2,574,311

Operating and administrative expenses             663,068             482,262           1,456,965           1,263,726
Sales and marketing expenses                    2,083,780             551,962           4,167,685           1,037,412
Research and development expenses, net          2,564,899             322,236           4,669,781             598,639
                                             ------------        ------------        ------------        ------------
Total expenses                                  5,311,747           1,356,460          10,294,431           2,899,777
                                             ------------        ------------        ------------        ------------

Loss from operations                           (2,767,777)           (159,632)         (4,642,761)           (325,466)

Other income (expense):
   Interest income, net                            41,016             229,732             208,938             493,307
   Product right sublicense gain                    - - -               - - -               - - -             150,000
                                             ------------        ------------        ------------        ------------

Income before income taxes                     (2,726,761)             70,100          (4,433,823)            317,841
Income tax expense                                   --                  --                  --                  --
                                             ------------        ------------        ------------        ------------
Net (loss) income                            $ (2,726,761)       $     70,100        $ (4,433,823)       $    317,841
                                             ============        ============        ============        ============

Net (loss) income per share:
   Basic                                     $       (.30)       $        .01        $       (.50)       $        .04
                                             ============        ============        ============        ============

Weighted average number of common and
 common equivalent shares outstanding:
  Basic                                         8,941,607           8,886,024           8,939,451           8,833,727
                                             ============        ============        ============        ============




          See accompanying notes to consolidated financial statements.

UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                         1998               1997
                                                                                               (Unaudited)
Cash flows (used in) provided by operations:
Net (loss) income                                                                    ($4,433,823)       $   317,841
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operations:
  Depreciation and amortization                                                          214,933            212,374
  Other                                                                                      386                 86
  (Increase) decrease in current receivables                                          (1,819,630)           622,277
  (Increase) decrease in inventories                                                  (1,476,556)            38,179
  Decrease (increase) in prepaid expenses                                                 89,250           (202,319)
  Increase (decrease) in payables, accrued and other                                   2,279,531           (257,521)
    liabilities
  Increase (decrease) in due to Roxane Laboratories, Inc.                                824,760           (204,068)
                                                                                     -----------        -----------
    Net cash (used in) provided by operating activities                               (4,321,149)           526,849

Cash flows (provided by) used in investing activities:
  Capital expenditures                                                                  (209,373)          (384,419)
  Sale of short-term investments, net                                                  6,626,193          2,303,803
  Product rights acquisition                                                                             (3,000,000)
                                                                                     -----------        -----------
    Net cash provided by (used in) investing activities                                6,416,820         (1,080,616)

Cash flows (used in) provided by financing activities:
  Issuance (purchase) of common stock from Treasury                                       50,011           (462,976)
  Repayment of long-term debt                                                         (1,235,708)
  Proceeds from issuance of common stock                                                 149,195            502,520
  Deferred research and development revenues, net                                          - - -           (714,755)
                                                                                     -----------        -----------

    Net cash used in financing activities                                             (1,036,502)          (675,211)
                                                                                     -----------        -----------

Increase (decrease) in cash and cash equivalents                                       1,059,169         (1,228,978)
Cash and cash equivalents at beginning of period                                       1,068,279          4,458,889
                                                                                     -----------        -----------
Cash and cash equivalents at end of period                                           $ 2,127,448        $ 3,229,911
                                                                                     ===========        ===========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Income taxes                                                                       $     - - -        $     - - -
Obligation assumed due to product rights acquisition,
  including imputed interest                                                         $     - - -        $ 1,697,000


          See accompanying notes to consolidated financial statements.

                   UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)



NOTE 1

The condensed consolidated financial information herein is unaudited, other than the Condensed Consolidated Balance Sheet at December 31, 1997, which is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim financial statements include the accounts of UNIMED Pharmaceuticals, Inc. (the "Company"), and its wholly-owned subsidiary, Unimed Canada, Inc.

In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and changes in cash flows for the six month periods ended June 30, 1998 and 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2

During the six months ended June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income, related wholly to currency translation adjustments, for the six months ended June 30, 1998 and 1997 were $386 and $86, respectively, and $517 and $121 for the three months ended June 30, 1998 and 1997, respectively.


NOTE 3

Certain amounts for 1997 were reclassified to conform to current year presentation.

 ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

Net loss for the six months ended June 30, 1998 (the "Fiscal 1998 Period") was $4,433,823 or fifty cents per share (basic). The outstanding options for Fiscal 1998 Period were antidilutive and therefore not presented on a per share basis. Net income for the six months ended June 30, 1997 (the "Fiscal 1997 Period") was $317,841 or four cents per share (basic) and three cents per share (diluted).

Net sales for the Fiscal 1998 Period increased by 96% or $3,629,144 to $7,421,967 compared to net sales of $3,792,823 for the Fiscal 1997 Period. The increase in net sales was attributable to a combination of a 36% sales increase in Marinol(R) (dronabinol) and a 76% sales increase in Maxaquin(R) (lomefloxacin), both due to higher unit volume, and to the introduction of Anadrol(R) (oxymetholone), an orally active anabolic androgenic steroid used to treat various anemias, which generated net sales of $2,121,507 since February, 1998.

Cost of sales increased by $551,785 or 45% for the Fiscal 1998 Period compared to the Fiscal 1997 Period due primarily to higher unit volume. Cost of sales expressed as a percent of net sales decreased to 24% for the six month period ended June 30, 1998 from 32% for the same period in 1997.

Operating and administrative expenses increased for the six months ended June 30, 1998 by $193,239 or 15%. Operating and administrative expenses as a percentage of net sales were 20% and 33% for Fiscal 1998 and 1997 Periods, respectively.

Sales and marketing expenses increased $3,130,273 to $4,167,685 in the Fiscal 1998 Period as the Company continues its product development programs as well as providing additional sales and marketing support to promote certain of its products to target markets. Sales and marketing expenses were 56% of net sales in the Fiscal 1998 Period compared to 27% in the Fiscal 1997 Period.

Net research and development expenses in the Fiscal 1998 Period were $4,669,781 (research and development expenses of $4,745,401 less research and development revenues of $75,620), compared to $598,639 (research and development expenses of $1,343,699 less research and development revenues of $745,060) in the Fiscal 1997 Period. Net research and development expenses were 63% of net sales for the Fiscal 1998 Period, and 16% of net sales for the Fiscal 1997 Period. This increase is due to clinical development which included the acceleration of Phase III studies related to Androgel(TM) and Andractim(TM), the Company's male hormone replacement products, and the addition of clinical and regulatory staff to manage clinical development programs.

The Company expects the current level of research and development expenses, which are partially offset by research and development revenues, to continue as planned product development continues through the end of 1998.


Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

Net loss was $2,726,761 or thirty cents per share for the three months ended June 30, 1998. The options outstanding were antidilutive and therefore not presented on a per share basis. Net income for the three months ended June 30, 1997 was $70,100 or one cent per share (basic and diluted).

Net sales for the three months ended June 30, 1998 were $3,408,346, representing an increase of 87% or $1,586,406 compared to net sales of $1,821,940 for the three months ended June 30, 1997. The increase in net sales was attributable to increased sales volume across all product lines.

Cost of sales increased by $239,264 or 38% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. This increase is due to higher unit volume. Cost of sales expressed as a percent of net sales decreased to 25% from 34% for the same period in 1997.

Operating and administrative expenses increased during the three month period ended June 30, 1998 by $180,806 or 37%. Operating and administrative expenses as a percentage of net sales were 19% in the three months ended June 30, 1998 compared to 26% for the same period in 1997.

Sales and marketing expenses increased $1,531,818 or 278% in the three month period ended June 30, 1998 as the Company continued its Anadrol-related product launch programs and expanded the sales force and sales management groups. Sales and marketing expenses were 61% of net sales in the three month period ended June 30, 1998 compared to 30% for the same period in 1997.

Net research and development expenses, offset by revenues of $30,103, were $2,564,899 for the three month period ended June 30, 1998. For the same period in 1997, net research and development expenses were $322,236, offset by $302,333 of revenue. Net research and development expenses represented 75% and 18% of net sales for the three month periods ended June 30, 1998 and 1997, respectively. The increase is due to the addition of clinical and regulatory staff to manage clinical development programs, including the acceleration of Phase III clinical trials.

Liquidity

At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $9,220,089 compared to $14,787,113 at December 31, 1997, a decrease of $5,567,024.

The Company used net cash for operations totaling $4,321,535 for the six months ended June 30, 1998. Current receivables increased by $1,819,630 due to the launch and subsequent stocking of Anadrol under favorable extended payment terms. Inventories increased $1,476,556 due to the ongoing product sales and the timing of new inventory deliveries.

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


Item 1.    Legal Proceedings                      None


Item 2.    Changes in Securities                  None


Item 3.    Defaults Upon Senior Securities        None


Item 4.    Submission of Matters to Vote
             of Security Holders

On May 28, 1998, at the Annual Meeting of Stockholders, the stockholders elected two Directors. In addition, the stockholders approved both the 1998 Long-term Incentive Plan and the amendment to the 1991 Stock Option Plan. The results of the shareholder vote are shown below.


                                                                         Abstentions/         Broker
                                            For           Against          Withheld         Non-votes
                                            ---           -------          --------         ---------
James J. Lempenau                        7,213,332           0              228,185             0
Ronald L. Goode, Ph.D.                   7,351,532           0               89,985             0
1998 Long-term Incentive Plan            3,325,776         957,837           37,546          3,120,358
Amendment to 1991 Stock Option Plan      6,350,193       1,047,369           43,955


Item 5.    Other Information                      None


Item 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits                       None
              (b)  Reports on Form 8-K
                                      .

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNIMED PHARMACEUTICALS, INC.






Date: August 14, 1998                 By: /s/  Ronald L. Goode
                                          Ronald L. Goode
                                          President and Chief Executive Officer




Date: August 14, 1998                 By: /s/ David E. Riggs
                                          David E. Riggs
                                          Senior Vice President, Chief Financial
                                          Officer, Secretary and Treasurer