Form 10-K
period 1998-12-31
UNIMED PHARMACEUTICALS INC
filed 1999-03-30
CIK 100759

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

COMMISSION FILE NUMBER: 0-3390

                          UNIMED PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-1685346
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

2150 E. LAKE COOK RD.,BUFFALO GROVE, ILLINOIS                      60089
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (847) 541-2525

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              TITLE OF EACH CLASS
                              ON WHICH REGISTERED
                                ----------------
                                      None
                             NAME OF EACH EXCHANGE
                             ---------------------
                                      None

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

                         Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any further amendment to the Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock, as of March 19, 1999 -- 9,146,312.

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the closing price on March 19, 1999 was $37,460,145.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement (to be filed pursuant to Regulation 14A) for the Annual Meeting of Stockholders to be held April 29, 1999, is incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Unimed Pharmaceuticals, Inc. (the "Company" or "Unimed") develops and markets prescription pharmaceutical products. The Company's strategy is to establish a leading position within specialty pharmaceutical markets. The Company expects to build a diversified portfolio of products in several therapeutic areas including HIV and other infectious diseases, endocrinology, hematology, oncology and urology. Currently, the Company promotes three approved drugs for these markets: Marinol(R) (dronabinol), an appetite stimulant and antiemetic drug, Maxaquin(R) (lomefloxacin), a fluoroquinolone anti-infective used in the urology and infectious disease markets, and Anadrol(R)(oxymetholone), an orally active anabolic androgenic steroid used to treat various anemias.

     The Company is concentrating on markets in which relatively few specialized physicians treat patients suffering primarily from chronic diseases. During 1998, the Company expanded its sales and marketing organization and expects to further expand this function as new products are acquired and/or developed.

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

     The Company is a Delaware corporation incorporated in 1948. Unimed became a publicly held company in 1961.

Marinol(R) (dronabinol)

     Marinol (dronabinol) is an orally active cannabinoid, namely, delta-9-tetrahydrocannabinol (THC), which like other cannabinoids, has complex effects on the central nervous system, including central sympathomimetic activity. Cannabinoid receptors have been discovered in neural tissues that may play a role in mediating the effects of dronabinol and other cannabinoids. Marinol is believed to exert its antiemetic effects through binding with these cannabinoid receptor sites. Marinol is currently supplied as round soft gelatin capsules containing 2.5mg, 5mg or 10mg dronabinol.

     Marinol was approved for marketing by the FDA in 1985 for treating nausea and vomiting associated with cancer chemotherapy in patients failing to respond adequately to conventional antiemetic drug therapy. In 1992, the FDA approved a second indication for Marinol for the treatment of anorexia associated with weight loss in patients with human immunodeficiency virus (HIV).

     During 1997 and 1998, the Company conducted studies on alternative dosage forms of Marinol. These studies were aimed at identifying a dosage form that will allow quicker onset of action. The Company believes this may be beneficial to, among others, cancer chemotherapy patients experiencing an emetic crisis. Several dosage formulations were evaluated in 1998. The Company expects to begin human clinical testing with the lead formulation in 1999.

     The Company co-promotes (with the Roxane Laboratories unit of Boehringer-Ingelheim US) Marinol through the Company's specialty sales force in the U.S. primarily to HIV-treating physicians. Marinol is distributed in international markets through foreign licensees.

Use of Marinol(R) in Cancer

     Marinol is a safe and effective oral antiemetic (relieving drug-induced nausea and vomiting) based on clinical studies in cancer patients undergoing chemotherapy. Marinol has been shown effective when used as a single agent or in combination with other antiemetic therapies for mild to moderate nausea associated with cancer chemotherapy. The Company believes its alternative dosage form program, aimed at a new formulation that avoids first pass metabolism, will expand the use of Marinol.

Use of Marinol(R) in HIV Disease

     Infection from HIV can have a largely irreversible and progressive effect on the nutritional status of the patient. Often the compromised status of the patient leads to weight loss, known as HIV wasting syndrome. Studies of individuals with HIV have shown a high correlation between weight loss and death. Treatment with Marinol can improve caloric intake and/or stimulate appetite, resulting in clinical improvements.

     Currently, Marinol is under clinical investigation to treat nausea and vomiting caused by anti-HIV drug regimens. In addition, Marinol is being studied in combination with testosterone to reverse weight loss and wasting in HIV patients.

Potential Use of Marinol(R) in Alzheimer's Disease

     Alzheimer's disease is believed to afflict an estimated 4.3 million Americans with a projected annual increase of 400,000 new cases per year. During 1996, the Company completed a pilot study exploring use of Marinol in Alzheimer's patients as an appetite stimulant. Although the pilot study was primarily undertaken to investigate the effect of Marinol on appetite, patients were observed to have a significant reduction in disturbed behavior compared to patients on placebo.

     The Company is currently conducting a Phase II clinical study of Marinol and its affect on patients suffering from disturbed behavior caused by Alzheimer's disease along with other forms of dementia. The Company hopes to show a positive effect of Marinol on the reduction of this disturbed (i.e. aggressive and/or resistive) behavior. The Company is currently preparing for the initiation of a Phase II dose-ranging study for Alzheimer's patients, as the Company believes that behavior abnormality is a leading factor in the requirement for institutionalization.

Rescheduling of Marinol from Schedule II to Schedule III of the Controlled Substance Act (CSA)

     In February 1995, the Company filed a petition with the U.S. Drug Enforcement Administration (DEA) to re-schedule Marinol from Schedule II to
Schedule III of the CSA. After a lengthy review and upon concurrence from the FDA and NIDA (National Institute for Drug Abuse), in November 1998 the DEA published a proposed rule in the Federal Register announcing its intention to re-schedule Marinol. Publication of the final rule is pending and Unimed expects this to occur in 1999. Once Marinol is classified as a Schedule III drug, patient access is likely to increase secondary to physicians' ability to write prescriptions with up to five refills in a six-month period. Currently, Marinol prescriptions may not be refilled. Thus, Unimed expects that the sales of Marinol will be positively impacted by its re-scheduling, although the magnitude of this impact is unknown.

Anadrol(R) (oxymetholone)

     In July 1997, the Company acquired from Syntex (USA) Inc. and its affiliated company in Mexico, Syntex S.A. de C.V. ("Syntex"), all rights to Anadrol (oxymetholone) for the U.S., Canada and Mexico. The Company began marketing and distributing Anadrol in the first quarter of 1998. Initial efforts focused on HIV treating physicians with plans to market Anadrol to hematologists, oncologists and nephrologists in the future.

     Anadrol is an orally active anabolic androgenic steroid, a synthetic derivative of testosterone. Anadrol is used to treat various anemias caused by deficient red blood cell production. Anemias that typically display this deficiency are associated with erythropoietin deficiency or bone marrow dysfunction. Erythropoietin deficiency is commonly associated with chronic renal failure and drug-induced renal dysfunction. In both cases, the kidneys produce less erythropoietin causing reduced erythrocyte (red blood cell) production. In addition, anemia is a common complication following treatment of cytotoxic cancer with chemotherapy or radiation, which can be destructive to bone marrow. Anadrol has been found to enhance the production and urinary excretion of erythropoietin in patients with anemia due to bone marrow failure and often stimulates production of red blood cells in the bone marrow. Anadrol also acts in the bone marrow to stimulate stem cell development.

     Patients with HIV commonly have hematological abnormalities and almost all have some bone marrow abnormality. Although a small number of HIV patients are believed to be anemic when first seen by a healthcare professional, many more eventually become anemic during the course of the disease. The factors that contribute to the development of anemia in HIV patients include the disease itself, opportunistic infections and their treatment, treatment with antiretroviral drugs and the effects of chronic disease. A major cause of anemia in HIV patients is impaired red blood cell production in bone marrow.

     The Company is investigating further clinical studies that may lead to additional uses of Anadrol. The Company is conducting Phase II/III trials with Anadrol as a treatment for HIV wasting syndrome. In addition, the Company is conducting research and development programs using Anadrol as a treatment for chronic obstructive pulmonary disease and lipodystrophy. Ongoing clinical development programs also include use of Anadrol in conjunction with reduced exogenous administration of erythropoietin in renal disease patients and those with HIV disease.

Maxaquin(R) (lomefloxacin HCl)

     In February 1997, the Company acquired from G.D. Searle & Co. ("Searle"), the long-term, exclusive U.S. marketing and distribution rights to Maxaquin, a fluoroquinolone anti-infective. Fluoroquinolone sales in the U.S. are in excess of $1 billion annually. Maxaquin was acquired to establish a presence in the urology and infectious disease therapeutic markets and to provide multiple products to sell in the HIV market. The Company markets and distributes Maxaquin in the U.S. through the Company's specialty sales force.

     The FDA approved Maxaquin in February 1992. Currently it is indicated for:
(1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and, (4) preoperatively for the prevention of infection in transurethral surgical procedures. In September of 1997, the FDA approved a supplemental new drug application for the three-day use of Maxaquin to treat uncomplicated urinary tract infections.

     A potential new indication for Maxaquin is to treat chronic bacterial prostatitis.

PRODUCT DEVELOPMENT

     The Company has two compounds in clinical development: Androgel(TM), a transdermal gel being developed to treat 18-60 year-old men who do not produce sufficient levels of testosterone; and Andractim(TM), a transdermal gel being developed to treat men over the age of 60 for androgen deficiency.

Androgel(TM)

     In 1995, the Company acquired exclusive rights to Androgel from Laboratoires Besins Iscovesco S.A. ("Besins") in the U.S., Canada and Mexico. Androgel is a proprietary topical gel formulation of the male sex hormone, testosterone. Androgel is applied to the upper arms/shoulders and/or abdomen of men who produce an insufficient amount of testosterone. This deficiency is referred to as hypogonadism. Low testosterone is associated with a variety of adverse effects, including psychogenic impotence, lack of sex drive, diminished energy, muscle weakness and low bone mineral density.

     Hypogonadism can result from a number of causes, including congenital abnormalities (e.g., Klinefelter's syndrome -- a condition in male newborns having an extra X chromosome), disease or injuries affecting the pituitary gland, hypothalamus or testes, and chronic illnesses (e.g., diabetes, kidney failure, HIV). Hypogonadism has also been implicated as a potential factor in the etiology of HIV wasting syndrome.

     In January 1999, the Company completed a pivotal Phase III human clinical trial with Androgel for the treatment of hypogonadism. The multicenter study compared applications of Androgel with a currently marketed testosterone transdermal patch. Preliminary results of this Phase III trial indicate that Androgel is well tolerated and effectively restores serum blood levels of testosterone. In addition to measuring serum testosterone levels, the study also measured the effects of testosterone replacement therapy on libido, lean body mass, muscle strength, and body fat. The results showed positive effects of testosterone replacement on sexual behavior, body mass composition, and mood. The Company expects to file a new drug application ("NDA") for Androgel with the Food and Drug Administration ("FDA") in 1999.

Andractim(TM)

     In 1995, the Company also acquired exclusive rights from Besins in the U.S., Canada and Mexico to Andractim, a patented topical gel formulation of the male hormone, dihydrotestosterone ("DHT"). Previous clinical studies indicate that DHT may be an effective androgen replacement therapy in men 60 and older with below normal blood serum levels of testosterone (called geriatric hypogonadism). Geriatric hypogonadism is associated with a variety of adverse effects, including psychogenic impotence, lack of sex drive, diminished energy and muscle weakness. Testosterone levels in men may decline beginning in their late 40s. Androgen supplementation in aging men may be beneficial.

     The Company initiated a Phase II clinical trial in 1996 to evaluate the safety and efficacy of Andractim for treating patients with HIV wasting syndrome. During 1998, the Company has also initiated a first multicenter Phase III clinical trial in geriatric and expects to conduct further clinical testing of Andractim in the treatment of benign prostate hyperplasia. A patent was issued in 1998 for the use of DHT to prevent benign prostate hyperplasia.

Cryptaz(TM)

     Cryptaz(TM) is an antiparasitic compound in development for the treatment of cryptosporidial diarrhea. In November 1998, the Company transferred the development and marketing rights plus associated know-how back to its licensor for $1,000,000. Unimed will receive royalty payments on future Cryptaz sales if and when approved by the FDA.

MARKETING AND DISTRIBUTION

     The Company distributes and promotes its portfolio of proprietary drugs to specialty physician markets -- therapeutic areas such as HIV -- where fewer than 10,000 physicians manage the majority of patients. The Company intends to focus on U.S. markets and to pursue partnerships and corporate alliances to market its products abroad.

     In conjunction with the launch of Anadrol, the Company doubled its specialty field sales force. The Company expects to further expand the sales force (and associated management) in 1999 as an ongoing effort to support the detailing of its three currently marketed products, Anadrol, Marinol, and Maxaquin, to both current and new specialty physician markets.

     The Company's sales force details Marinol primarily to HIV-treating physicians under a co-promotional agreement with Roxane Laboratories, Inc. ("Roxane"), a member of the Boehringer Ingelheim group of companies. Sales territories are located throughout the U.S. in cities with a high incidence of HIV. In March 1997, the Company began to distribute Maxaquin to the same physician specialists.

     Marinol is approved for use as an antiemetic in South Africa, Israel, and Canada and is under regulatory review for use as an appetite stimulant in Canada.

     The Company has sublicensed the right to register, market and distribute Androgel and Andractim in Canada to BioChem Pharma Inc.

MANUFACTURING

     Unimed does not have and does not expect to develop facilities to manufacture its drug products in the foreseeable future. The Company's products and development stage pharmaceuticals are manufactured under various agreements with third party manufacturers. The Company's manufacturing and quality assurance personnel do, however, authorize, monitor and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through independent testing laboratories and the results reviewed and approved by the Company prior to release for distribution. The Company generally carries at least two years of inventory of each of its marketable products as safety stock. The Company also has a policy to fill orders by wholesalers on demand, and does not intend to carry a backlog of orders at any time.

     The NORAC Company, Inc. ("NORAC") supplies THC, the active ingredient in Marinol, to the Company on an exclusive basis. The Company owns the principal equipment used by NORAC to manufacture THC. THC is synthesized and purified through a complex and time-consuming process. The loss of NORAC as a supplier could have a material adverse effect on the Company.

     Under the terms of the Unimed/G.D. Searle & Co. Distribution Agreement, Searle manufactures and supplies Maxaquin to Unimed.

     The terms of the agreement with Syntex provide for an initial supply of finished Anadrol tablets to the Company. The Company is responsible for further production of Anadrol. A contract for the production of the raw material for Anadrol is being negotiated with Syntex and a manufacturing agreement has been established with Oread Pharmaceutical Manufacturing, to supply the Company with the finished packaged dosage form of Anadrol.

     The Company has a supply agreement with Besins for Androgel and Andractim. Under this agreement, the Company purchases clinical supplies, and upon approval by the FDA, will purchase finished drug products in accordance with the Company's specifications.

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

     Passage of legislation in some states legalizing the use of marijuana for medical purposes could result in competition for Marinol since THC is a synthetic version of the active component of marijuana. However, the Company does not expect efforts to promote therapeutic use of marijuana will have a significant adverse impact on Marinol sales. There are no controlled clinical trials establishing the safety or efficacy of marijuana for any medical use and the potency and purity of marijuana is not assured. Moreover, the cost of Marinol is eligible for Medicaid reimbursements, unlike marijuana, and the illegal status of marijuana under federal law presents a barrier to many physicians prescribing it to patients.

GOVERNMENT REGULATION

     The FDA and comparable agencies in other countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures and other costly and time-consuming processes. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the product. In general, the FDA approval process for pharmaceuticals involves the submission of an Investigational New Drug (IND) application following preclinical studies, clinical trials in humans to demonstrate the safety and efficacy of the product under the protocols set forth in the IND, and submission of preclinical and clinical data as well as other information to the FDA in a New Drug Application. The conduct of clinical trials requires substantial time and expense, and there is no assurance that the results of the trials will be sufficient to support the submission or the approval of an NDA. The failure of Unimed to receive FDA approval for its products under development would preclude the Company from marketing and selling newly developed products in the United States.

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

PATENTS AND PROPRIETARY RIGHTS

     In 1991, Marinol was designated as an Orphan Drug by the FDA for use as an appetite stimulant in patients with HIV. Under the Orphan Drug Act of 1983, the Company was granted seven years of marketing exclusivity for this use in the U.S. The seven-year period began with receipt of marketing approval from the FDA in December 1992 and will end in December 1999. In 1998, the Company received a U.S. patent relating to the use of Marinol in treating dementia, particularly Alzheimer's type dementia. The Company also has a patent application pending relating to the use of Marinol to stimulate appetite and reduce weight loss in HIV patients.

     In February 1997, Unimed acquired from Searle long-term exclusive U.S. marketing and distribution rights to Maxaquin, which is the subject of a U.S. patent with an expiration of 2003. Maxaquin was approved by the FDA in February 1992 for the following indications: (1) lower respiratory tract infections, (2) complicated and uncomplicated urinary tract infections, (3) preoperatively for the prevention of infection in transrectal prostate biopsy and (4) preoperatively for the prevention of infection in transurethral surgical procedures. The Maxaquin trademark registration is valid and subsisting in the U.S., and as part of the marketing and distribution agreement, the Company has the exclusive right to use the trademark in the United States. Searle holds its rights to Maxaquin under a license agreement with a third party.

     In July 1997, Syntex assigned and transferred the rights, title, and interest in the Anadrol and Anapolon trademarks as well as the rights, title, and interest in the NDA registrations of oxymetholone to Unimed.

     The Company requested and was notified by the FDA that Andractim qualifies as an Orphan Drug for treating weight loss in HIV patients. In addition, the Company received proprietary protection from a U.S. patent that was issued during 1997 relating to the use of Andractim in benign prostate hyperplasia.

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

     The Company owns the Marinol, Anadrol, Androgel and Andractim trademarks in the U.S. The FDA has accepted Androgel as the Company's tradename for its testosterone gel product.

LITIGATION INVOLVING THE CHAIRMAN

     John N. Kapoor, Chairman and a stockholder, was previously the Chairman and President of Lyphomed, Inc. ("Lyphomed"). Fujisawa Pharmaceuticals, Ltd. ("Fujisawa") was a major stockholder of Lyphomed from the mid-1980's until 1990, at which time Fujisawa completed a tender offer for the remaining shares of Lyphomed, including the shares held by Dr. Kapoor. Fujisawa filed suit in federal district court in Illinois against Dr. Kapoor alleging that between 1980 and 1986 Lyphomed filed a number of allegedly fraudulent abbreviated new drug applications with the FDA, in violation of FDA rules, and that Dr. Kapoor's failure to disclose these violations to Fujisawa constituted a violation of federal securities laws and the Racketeer Influenced and Corrupt Organization Act (RICO). Fujisawa also alleged state common-law claims of constructive trust, fraud, breach of fiduciary duties and breach of warranty against Dr. Kapoor. Among the relief sought by Fujisawa is a constructive trust on the assets of Dr. Kapoor, which assets may involve Dr. Kapoor's shares or rights of the Company's common stock. If a decision is made in favor of Fujisawa, and Fujisawa is awarded the remedy it seeks, Fujisawa may acquire the right to control Dr. Kapoor's shares or rights of common stock, which comprise 24% of the Company's common stock. Such a decision could have a material adverse affect on the Company. The matter has been referred to a special master for mediation discussions. It is anticipated that in the absence of resolution of the matter, a trial would be held in late 1999 or early 2000. Fujisawa's claims under state law against Dr. Kapoor are also pending.

EXECUTIVE OFFICERS

                                          TERM OF
          NAME              AGE          POSITION                     BUSINESS EXPERIENCE
          ----              ---          --------                     -------------------
Robert E. Dudley
  Ph.D..................    44     President, Chief         President, Chief Executive Officer and
                                   Executive Officer and    Director of Unimed since February 1999;
                                   Director                 Senior Vice President from November
                                                            1997 to February 1999, Chief Executive
                                                            Officer and Interim President of Unimed
                                                            from January 1997 through November 1997
                                                            and Vice President of Clinical and
                                                            Regulatory Affairs from December 1994
                                                            through December 1996; Vice President
                                                            of Clinical Development of
                                                            Bio-Technology General Corp., a
                                                            biotechnology company, from August 1993
                                                            through November 1994.
David E. Riggs..........    47     Senior Vice              Senior Vice President since October,
                                   President, Chief         1994 and Vice President, CFO,
                                   Financial Officer,       Secretary, and Treasurer of Unimed
                                   Treasurer and            since May 1992; CFO of NeoPharm, Inc.
                                   Secretary                from October 1995 to June 1998; CFO,
                                                            Secretary and Treasurer of VideoCart,
                                                            Inc., a micro-marketing media company,
                                                            from 1990 through 1991.

EMPLOYEES

     As of March 19, 1999, the Company has 69 full-time employees and one part-time employee. Unimed expects to add technical, sales and marketing and administration staff to support development of the business. The Company believes employee relations are satisfactory and that it will be able to attract additional personnel as needed.

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

                                                                     HIGH             LOW
                                                                     ----             ---
1997 (January 1 -- December 31)
  First Quarter.............................................      8 1/8             4 7/8
  Second Quarter............................................      5 3/4             4 1/2
  Third Quarter.............................................      6 3/4             4 1/4
  Fourth Quarter............................................      8 3/4             5 3/8
1998 (January 1 -- December 31)
  First Quarter.............................................      8 11/32           6 3/8
  Second Quarter............................................      8 1/4             4 5/8
  Third Quarter.............................................      6 1/8             1 3/4
  Fourth Quarter............................................      4 1/2             2 3/8

     The Company had approximately 995 holders of record of Common Stock on March 19, 1999. Unimed's Board of Directors anticipates the retention of all available earnings to support expected growth and does not anticipate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                YEAR ENDED
                                  -----------------------------------------------------------------------
                                   12/31/98       12/31/97       12/31/96       12/31/95       12/31/94
                                   --------       --------       --------       --------       --------
Results of Operations:
Net sales.....................    $15,869,082    $ 8,918,424    $ 7,648,599    $ 7,320,052    $ 7,387,860
Net (loss) income.............     (8,939,393)    (8,209,488)     1,522,143        625,062         40,708
          Total assets........     17,914,715     24,089,724     30,746,875     16,305,181     11,804,781
Long-term obligation..........        486,488      1,213,000             --             --             --
Per share common stock data:
Basic net (loss) income.......    $     (0.99)   $     (0.93)   $      0.18    $      0.10    $      0.01
Dividends paid................    $        --    $        --    $        --    $        --    $        --

     Selected financial data for all periods prior to December 31, 1996 have been restated to conform to the 1998 and 1997 presentation. These restatements had no effect on net income (loss).

     The results for 1998 include $1,000,000 Unimed received from Romark for the transfer of Cryptaz rights and know-how back to Romark.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company was founded in 1948 to develop and market novel pharmaceutical products. The Company's overall administration, licensing, marketing activities, quality assurance and regulatory affairs are primarily coordinated at the Company's headquarters in Buffalo Grove, Illinois.

     The Company is engaged in the research, development, and marketing of pharmaceutical products. Through a combination of internal research and development, acquisitions, collaborative relationships and licensing arrangements the Company develops and markets proprietary pharmaceutical products in specialty medical markets.

     During 1998, gross profit from Anadrol, Marinol and Maxaquin, as well as cash and short term investments, were used to fund product development programs and expand the Company's sales and marketing infrastructure.

REVENUE

Fiscal 1998 to Fiscal 1997

     Total revenue for 1998 was $15,869,000, representing 78% growth over 1997 revenue of $8,918,000. Higher Marinol and Maxaquin net sales, combined with Anadrol net sales were responsible for the increase. Fiscal 1998 net sales of Marinol, marketed as a refractory antiemetic in cancer chemotherapy and an appetite stimulant in anorexia associated with weight loss in HIV increased 27% over 1997 levels, with $10,277,000 in sales for the year. This increase is primarily attributed to higher unit sales along with a price increase for the year. Maxaquin sales in 1998 increased 43% over 1997 to $1,187,000 with a full year of sales in 1998 (Maxaquin was first sold in first quarter 1997). In February 1998, the Company began marketing Anadrol, an anabolic androgenic steroid. Anadrol contributed $4,405,000 to net sales in 1998.

     In 1996, Marinol was approved for use as an antiemetic in South Africa, Israel and Canada and is currently under regulatory review for use as an appetite stimulant in Canada. Marinol sales to countries outside the United States totaled approximately $717,000 in 1998 and $124,000 in 1997.

     Other income (net of other expenses) in 1998 increased approximately $193,000 to $1,429,000 or 16% over 1997. The increase was offset in part by imputed interest expense of approximately $70,000. The interest imputed stems from the Maxaquin distribution agreement that includes a continuing obligation of Unimed to remit a minimum royalty to Searle until 2006. Interest income decreased to $481,000, a $568,000 decrease from 1997 due to lower invested cash balances. Other income in 1998 includes $1,000,000 received from Romark for the transfer of Cryptaz product and licensing rights. The Company retained royalty rights upon FDA marketing approval of Cryptaz. In 1997, other income included approximately $300,000 of clinical development milestone payments from a product sub-license agreement.

Fiscal 1997 to Fiscal 1996

     Total revenue for 1997 increased 17% over 1996 revenue to $8,918,000. Marinol sales increased approximately 6% over 1996 levels to $8,085,000, while Maxaquin contributed $833,000 since its acquisition in the second quarter 1997. For the year ended December 31, 1996, the Company reclassified, for financial reporting purposes, all research and development revenues that were historically treated as part of total revenue. These revenues are now offset against research and development expenses in the operating expenses section of the income statement. This change had no effect on net income. In 1996, the Company deferred the recognition of revenue on unconditional cash payments made from corporate partners that were to be applied to development of the Company's clinical development portfolio. The Company recognized the remaining portion of this deferred revenue in 1997.

     Other income in 1996 included $311,000 from the gain on a product sub-license and $200,000 from a gain on the sale of a trademark.

COSTS AND EXPENSES

Fiscal 1998 to Fiscal 1997

     Cost of sales increased 35% to $4,056,000 in 1998 due primarily to higher unit sales.

     Net research and development expenses increased 314% from $2,675,000 in 1997 to $11,070,000 in 1998. During 1998, the Company funded the Androgel Phase III multicenter study and the first Andractim Phase III study, along with the alternative dosage form studies for Marinol and the clinical studies associated with additional uses of Anadrol. The Company also incurred significant expenses associated with the Cryptaz NDA filing.

     Sales and marketing expenses increased 138% from $3,384,000 in 1997 to $8,045,000 in 1998. During 1998, the Company expanded its specialty field sales force in connection with the Anadrol product launch.

     Operating and administrative expenses increased 12% from $2,726,000 in 1997 to $3,066,000 in 1998, primarily due to consulting and outsourcing services in addition to administrative costs related to the Anadrol product launch in first quarter 1998.

Fiscal 1997 to Fiscal 1996

     Cost of sales for 1997 decreased 3% to $2,997,000 from 1996 cost of sales due to lower Marinol raw material costs and higher margins on Maxaquin sales as compared to Marinol.

     Net research and development expenses increased 136% from 1996 to 1997 to $2,675,000. The increase related to clinical trials started during 1997 as well as the preparation of an NDA for Cryptaz and submission of it to the FDA in December. For the year ended December 31, 1996, the Company reclassified, for financial reporting purposes, all research and development revenues that were historically treated as part of total revenue. These revenues are now offset against research and development expenses in the operating expenses section of the income statement. This change had no effect on net income. Approximately $1,600,000 of deferred research and development expenditures were offset against research and development expenses in 1997. These deferred expenses would have historically been recognized as research and development revenue.

     Sales and marketing expenses increased 166% from $1,272,000 in 1996 to $3,384,000 in 1997. The increase was attributed to increased personnel and advertising expenses related to the promotion of Maxaquin.

     Operating expenses increased 25% from $2,183,000 in 1996 to $2,726,000 in 1997 due to accelerated development programs, professional expenses related to the acquisition of product rights, higher personnel-related expenses and executive recruitment.

NET INCOME

     The Company reported a net loss of $0.99 per share (basic) in 1998 compared to a net loss of $0.93 per share (basic) in 1997 and net income of $0.18 per share (basic) in 1996. The net loss in 1998 was due primarily to accelerated research and development expenditures. The net loss in 1997 was primarily the result of the write offs and write-downs of the investments and product acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $7,487,000, compared with $14,787,000 at December 31, 1997. During 1998, Unimed used cash in operations of $5,568,000. Working capital decreased from $13,210,000 in 1997 to $3,769,000 in 1998, primarily due to the sales and marketing expenses associated with the launch of Anadrol in March, the expansion of the sales force and the increase in development expenditures related to clinical trials. The Company expects a reduction in the current level of clinical development expenditures in 1999. The Company expects to expand its sales and marketing organization as the portfolio of products and related markets are expanded. In addition, with further sales growth, the Company will require a higher investment in working capital in order to fund accounts receivable and inventories.

     The Company's investments in marketable securities as of December 31, 1998 are all due in one year or less and are placed with creditworthy financial institutions. As such, the risk of significant changes in the value of these securities resulting from a change in market interest rates is considered to be minimal.

     During 1998, the Company received approximately $228,000 from the exercise of stock options. The Company reissued 6,453 shares of its treasury stock, maintaining 102,047 shares in treasury as of December 31, 1998.

     Inventories decreased approximately $882,000 over 1997 amounts. This decrease is due to the 78% increase in sales in 1998, as well as a delay in receiving certain inventories until January 1999. The Company's Marinol distributor, Roxane, advances funds to Unimed to maintain Marinol inventories. This current liability, Due to Roxane, is relieved on a quarterly basis through a reduction of royalties remitted to the Company. The reduction in the quarterly royalty received approximately corresponds to the cost of Marinol inventory sold during the quarter.

     The Company maintains cash reserves and short-term investments to meet anticipated working capital, capital expenditures, research and development and other investment opportunities. The Company believes it will have adequate resources to fund its 1999 plan.

     Since the Company began distributing Anadrol in 1998, drug cost has been reimbursed to qualified patients under the Medicaid reimbursement program. The Department of Health and Human Services, Health Care Financing Administration ("HCFA") administers Medicaid reimbursement. Anadrol reimbursed through the Medicaid program is subject to price breaks, referred to as rebates. Regulations which apply to the method used by the Company to compute Anadrol Medicaid rebates are subject to interpretation. The Company has requested HCFA administrators to evaluate the Medicaid Drug Rebate program policy appropriately applied to Anadrol. The Company expects clarification and resolution of this rebate policy in 1999. In 1998 the Company established a provision to remit higher Medicaid rebates, should HCFA conclude another rebate methodology should be applied.

ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." For the years ended December 31, 1998, 1997, and 1996 the Company has no material components of comprehensive income, as defined by SFAS 130, which are not contained in net income as reported on the accompanying Consolidated Statements of Income.

YEAR 2000 PROGRAM

     The Year 2000 issue concerns the inability of many computer systems and other equipment to properly recognize and process date-sensitive information during or after the Year 2000 because their computer chips or processors use only two digits to represent the year. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their business operations. A Year 2000 problem can arise at any point in the Company's product development, supply, manufacturing, data processing, distribution and financial operations. The Company uses computer systems for internal data processing, record-keeping and inventory management, and for the compilation and evaluation of product development data.

     The Company has implemented a Year 2000 readiness program with the objective of having all of its significant business systems functioning properly with respect to Year 2000 issues well before January 1, 2000. The Company's Year 2000 readiness program is being addressed in steps, and to a large extent is being implemented on a system-by-system or computer-by-computer basis. The first step is the identification of the Company's critical business systems. The second step is evaluation of the Company's critical business systems to determine the need for remediation or replacement. The third step is the actual remediation and replacement of material business systems, and the fourth step is testing and implementation. The Company is currently operating in the fourth step of the readiness program.

     The Company has identified substantially all of its business systems that could encounter Year 2000 problems. Because within the normal course of business the Company has upgraded its systems, substantially all of the Company's business systems and related software are Year 2000 compliant. The Company is primarily using internal personnel and to a lesser extent contract programmers and vendors to complete the evaluation steps of its program, to modify codes and software in business systems that require remediation, and to test the business systems. The Company has identified the computer hardware and software that need to be replaced and is in the process of cost negotiations. The Company does not believe that it will encounter difficulties or unreasonable costs in making any hardware or software replacements necessary to substantially achieve Year 2000 readiness. The Company currently anticipates any additional costs associated with further Year 2000 readiness will not be a material amount. Additional costs could be incurred if the Company finds it necessary to engage outside consultants to complete its contingency plan or if its contingency plan is implemented. Year 2000 program costs are being funded out of cash flow and, except for the depreciation of capital items, are being expensed as they are incurred.

     The Company relies on third party suppliers for raw materials, contract manufacturing, transportation, product distribution, product testing and development, and other key services ("Key Service Providers"). The Company is in the process of surveying its Key Service Providers to reasonably determine their state of Year 2000 readiness. Most of the Company's Key Service Providers are public companies or subsidiaries of public companies or are public institutions and utilities and, accordingly, have similar responsibilities to those of the Company regarding Year 2000 readiness. The Company is also developing contingency plans to replace Key Service Providers that it determines will not be Year 2000 compliant as to the Company's needs before January 1, 2000.

     The Company believes that temporary interruptions to its business could be encountered if some or all of its Key Service Providers do not timely achieve Year 2000 readiness. There is a risk of short-term interruption in the supply of raw materials, manufacturing of product, processing sales, and conducting and reporting clinical studies and other product development information. Product sales could be deferred if communications with supply warehouses and distributors should fail. Such disruptions and delays could result in deferred or lost revenue and increased expenses. The Company is finalizing the contingency plan to reduce the risk of interruptions in its business. The contingency plan is expected to include the identification of replacement Key Service Providers, the build-up of raw material and finished product inventories to assure product availability, and the arrangement of alternative facilities and equipment for testing and operations, should the need arise. The Company's contingency plan will be designed to manage, not fully eliminate, the potential for disruptions due to Year 2000 problems.

     The Company's Year 2000 readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various steps and components of the program are subject to change. The cost of the Year 2000 program and the dates on which the Company believes the steps of the program will be completed are based on management's best estimates, which were derived using numerous assumptions of future events. Factors that could cause such changes include, among other things, availability of qualified personnel and consultants, the actions of third parties, primarily Key Service Providers, and material changes in governmental regulations affecting the Company's products. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     Uncertainty of Product Development. A substantial amount of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the Company's development of potential products. There can be no assurance that the Company's activities will lead to the development or commercialization of any product.

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

     Year 2000 Readiness. The statements concerning future impact of the Year 2000 issue involve certain risks and uncertainties, such as the inability to receive products on a timely basis from vendors, ship products to customers and other factors, which could have a material impact on the Company's results from operations. Certain vendors may fail to adequately prepare their information systems or the Company's own Year 2000 project may not correct all Year 2000 issues. Accordingly, there is no certainty that either the Company or its vendors will complete their Year 2000 projects prior to December 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item as to the Directors of the Company is hereby incorporated by reference from the information appearing under the caption "Members of the Board of Directors" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 1998.

     The information required by this item as to the Executive Officers of the Company appears in Part I, Item 2 under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation," "Compensation of Directors," in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Ownership of Shares" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial Statements

          See Index to Consolidated Financial Statements and Schedules on page F-1.

     (b) Reports on Form 8-K

          None

     (c) Exhibits

 3-A       --    Certificate of Incorporation of the Registrant, as amended
                 (filed by reference to Exhibits 3(a) through 3(c) to
                 Registration Statement No. 2-19352, Exhibit 3(c)(i) to
                 Registration Statement No. 2-21680, Exhibit 3(a)(i) to
                 Registration Statement No. 2-42398, Exhibit 3(a) to Current
                 Report on Form 8-K, dated January 27, 1981, Exhibit 3-A(ii)
                 to Annual Report on Form 10-K for the fiscal year ended
                 September 30, 1985, and Exhibit 3.1 to Registration
                 Statement No. 33-10975).
 3-B(i)    --    Amendment to Certificate of Incorporation, dated March 27,
                 1991 (filed by reference to Exhibit 3-B to Post-Effective
                 Amendment No. 3 to Registration Statement No. 33-10975).
 3-B(ii)   --    Amendment to Certificate of Incorporation, adopted by
                 stockholders on May 2, 1994 (filed by reference to Exhibit
                 3-B[ii] to Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1994).
 3-B(iii)  --    Amendment to Certificate of Incorporation adopted by
                 stockholders on May 2, 1996 (filed by reference to Exhibit
                 3-B(iii) to Annual Report on Form 10-K for fiscal year ended
                 December 31, 1996).
 3-C       --    By-laws of the Registrant, as amended (filed by reference to
                 Exhibit 3-B to Annual Report on Form 10-K for fiscal year
                 ended September 30, 1989).
 3-D       --    Amendment to the By-laws of the Company, dated May 5, 1991
                 (filed by reference to Exhibit 3-D to the Post-Effective
                 Amendment No. 3 to Registration Statement No. 33-10975).
 4-A       --    Specimen Common Stock Certificates (filed by reference to
                 Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
 4-B       --    Stock Purchase Agreement, dated as of February 15, 1991,
                 between the John N. Kapoor Trust and the Company (filed by reference to Exhibit 4-D to Post-Effective Amendment No. 3 to Registration Statement No. 33-10975).
 4-C       --    Stock Registration Rights Agreement, dated March 27, 1991, between the John N. Kapoor Trust and the Company (filed by reference to Post-Effective Amendment No. 3 to Registration
                 Statement No. 33-10975).
 4-D       --    Stock and Warrant Agreement, dated as of August 11, 1995,
                 between the Company and Laboratoires Besins Iscovesco S.A.
                 (filed by reference to Exhibit 4 to the Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1995).
 4-E       --    Warrant, dated August 11, 1995, for 72,550 shares of Common
                 Stock, issued to Laboratoires Besins Iscovesco S.A. (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 4-F       --    Registration Rights Agreement, dated August 11, 1995,
                 between the Company and Laboratoires Besins Iscovesco S.A.
                 (filed by reference to Exhibit 4 to the Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1995).
 4-G       --    Warrant, dated February 29, 1996, for 140,000 shares of
                 Common Stock, issued to Sunrise Securities Corp. (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 4-H            --      Registration Rights Agreement, dated February 29, 1996, between the Company and certain holders of
                        Common Stock (filed by reference to Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
 4-I            --      Stock Purchase Agreement dated May 9, 1996, between the Company and BioChem Pharma (International)
                        Inc. (filed by reference to Exhibit 4-I to Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1996).
 4-J            --      Registration Rights Agreement dated May 9, 1996, by and between the Company and BioChem Pharma
                        (International) Inc. (filed by reference to Exhibit 4-J to Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1996).
 4-K            --      Rights Agreement dated as of June 16, 1997, between the Company and Harris Trust and Savings Bank including Form of Rights Certificate and Summary of Rights attached thereto as Exhibits A and B
                        (filed by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 20, 1997).
10-B(i)         --      Agreement between Roxane Laboratories, Inc. and the Company, dated February 12, 1986 (filed as
                        Exhibit 10 to the Company's Current Report on Form 8-K dated February 12, 1986).
*10-B(ii)       --      Supplemental Agreement between Roxane Laboratories, Inc. and the Company, dated November 26, 1990.
10-D(i)         --      Forms of Graduated Vesting Non-qualified Stock Option Agreement (filed by reference to Exhibit
                        10-G[iv] to Registration Statement No. 33-43838).
10-D(ii)        --      Form of Immediate Vesting Non-qualified Stock Option Agreement (filed by reference to Exhibit
                        10-G[v] to Registration Statement No. 33-43838).
10-D(iii)       --      Form of Incentive Stock Option Agreement (filed by reference to Exhibit 10-G[vi] to Registration
                        Statement No. 33-43838).
10-K(i)         --      Unimed Pharmaceuticals, Inc. 1991 Stock Option Plan, as amended through May 2, 1996 (filed by reference to Exhibit 10-K to the Annual Report on Form 10-K filed in fiscal year ended December 31,
                        1996).
10-K(ii)        --      Amendment to 1991 Stock Option Plan adopted May 26, 1998 (filed by reference to Appendix B to the
                        Company's Proxy Statement for the 1998 Annual Meeting of the Stockholders filed on April 29, 1998).
**10-L          --      Agreement for Manufacture and Sale of THC, dated as of January 1, 1995, by and between The NORAC
                        Company, Inc. and the Company (filed by reference to Exhibit 10-K to the Annual Report on Form 10-K filed in fiscal year end December 31, 1997).
*10-N           --      Employment Agreement, dated as of February 19, 1999, between the Company and Robert E. Dudley.
**10-R          --      Distribution Agreement dated February 14, 1997, by and between the Company and G.D. Searle & Co.
                        (filed by reference to Exhibit 10-K to the Annual Report on Form 10-K filed in fiscal year end
                        December 31, 1997).
10-S            --      Consulting Agreement dated July 23, 1996, by and between the Company and E.J. Financial
                        Enterprises, Inc (filed by reference to Exhibit 10-S to the Annual Report on Form 10-K filed in fiscal year ended December 31, 1996).
**10-U          --      Agreement between Syntex (USA) Inc. and its Mexican affiliate and the Company dated July 1, 1997
                        (filed by reference to Exhibit 10-K to the Annual Report on Form 10-K filed in fiscal year end
                        December 31, 1997).
*10-V           --      Employment Agreement, dated as of February 19, 1999, between the Company and David E. Riggs.
10-W            --      1998 Long Term Incentive Plan (filed by reference to Appendix A to the Company's Proxy Statement for the 1998 Annual Meeting of the Stockholders filed on April 29, 1998).

*27        --    Financial Data Schedule

-------------------------
 * Filed herewith.

** Confidential portions of the documents were omitted and filed separately with the SEC pursuant to Rule 24B-2 under the Exchange Act.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                            (ITEM 14(A)1 AND 14(A)2)

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-2
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and
     December 31, 1997......................................     F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.......................     F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997 and 1996...........     F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................     F-6
  Notes to Consolidated Financial Statements................     F-7
Report of Independent Accountants on Financial Statement
  Schedule..................................................    F-18
Financial Statement Schedule:
  Valuation and Qualifying Accounts (Schedule II)...........    F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Unimed Pharmaceuticals, Inc. and Subsidiary

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Unimed Pharmaceuticals, Inc. and Subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/PricewaterhouseCoopers LLP

Chicago, Illinois
February 10, 1999

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                                    1998            1997
                                                                    ----            ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $    621,910    $  1,068,279
  Short-term investments....................................       6,865,467      13,718,834
  Receivables:
     Trade, less allowances of $162,479 in 1998 and $21,398
       in 1997..............................................       3,756,622       1,661,042
     Other..................................................         138,152         116,978
                                                                ------------    ------------
       Total receivables....................................       3,894,774       1,778,020
  Inventories, less reserves of $263,261 in 1998 and
     $302,020 in 1997.......................................       3,504,772       4,386,904
  Prepaid expenses and other current assets.................         243,842         407,698
                                                                ------------    ------------
       Total current assets.................................      15,130,765      21,359,735
                                                                ------------    ------------
Equipment and leasehold improvements, at cost...............       3,045,449       2,555,857
  Less accumulated depreciation and amortization............       1,757,232       1,452,217
                                                                ------------    ------------
  Net.......................................................       1,288,217       1,103,640
                                                                ------------    ------------
Product rights, net of amortization.........................       1,495,733       1,626,349
                                                                ------------    ------------
       Total assets.........................................    $ 17,914,715    $ 24,089,724
                                                                ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,786,878    $  1,812,030
  Accrued and other liabilities.............................       3,080,887       1,692,180
  Rebate and chargeback reserve.............................       2,763,863       1,084,919
  Due to Roxane Laboratories, Inc...........................       2,610,590       2,646,253
  Current portion of long-term obligation...................         120,000         914,836
                                                                ------------    ------------
       Total current liabilities............................      11,362,218       8,150,218
                                                                ------------    ------------
Long-term obligation........................................         486,488       1,213,000
                                                                ------------    ------------
       Total liabilities....................................      11,848,706       9,363,218
                                                                ------------    ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.25 par value; authorized 30,000,000
     shares; issued
     9,105,362 and 9,040,942, respectively..................       2,276,341       2,260,236
  Additional paid-in capital................................      28,432,125      28,201,420
  Accumulated deficit.......................................     (24,154,607)    (15,215,214)
  Accumulated foreign currency translation adjustment.......          42,150          41,522
                                                                ------------    ------------
                                                                   6,596,009      15,287,964
Less: treasury stock at cost (102,047 shares in 1998 and
  108,500 shares in 1997)...................................        (530,000)       (561,458)
                                                                ------------    ------------
       Total stockholders' equity...........................       6,066,009      14,726,506
                                                                ------------    ------------
       Total liabilities and stockholders' equity...........    $ 17,914,715    $ 24,089,724
                                                                ============    ============

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998           1997           1996
                                                              ----           ----           ----
Net sales.............................................    $ 15,869,082    $ 8,918,424    $7,648,599
Cost of sales.........................................       4,055,759      2,997,030     3,086,713
                                                          ------------    -----------    ----------
Gross profit..........................................      11,813,323      5,921,394     4,561,886
                                                          ------------    -----------    ----------
Operating and administrative..........................       3,065,837      2,726,452     2,183,229
Sales and marketing...................................       8,045,445      3,384,213     1,271,566
Research and development, net.........................      11,070,117      2,675,467     1,134,977
Product rights writedown..............................              --      4,080,189            --
Investment revaluation................................              --      2,500,000            --
                                                          ------------    -----------    ----------
          Total expenses..............................      22,181,399     15,366,321     4,589,772
                                                          ------------    -----------    ----------
(Loss) from operations................................     (10,368,076)    (9,444,927)      (27,886)
Interest income, net..................................         410,853        935,439     1,067,975
Other, net............................................       1,017,830        300,000       482,054
                                                          ------------    -----------    ----------
(Loss) Income before income taxes.....................      (8,939,393)    (8,209,488)    1,522,143
Income tax provision..................................              --             --            --
                                                          ------------    -----------    ----------
Net (loss) income.....................................    $ (8,939,393)   $(8,209,488)   $1,522,143
                                                          ============    ===========    ==========
Net (loss) income per share:
  Basic...............................................           $(.99)        $(0.93)        $0.18
                                                          ============    ===========    ==========
  Diluted.............................................           $(.99)        $(0.93)        $0.17
                                                          ============    ===========    ==========
Weighted average number of common and common
  equivalent shares outstanding:
  Basic...............................................       8,985,150      8,862,000     8,365,785
                                                          ============    ===========    ==========
  Diluted.............................................       8,985,150      8,862,000     8,898,430
                                                          ============    ===========    ==========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                ACCUMULATED
                                                                                  FOREIGN
                               COMMON STOCK        ADDITIONAL                    CURRENCY
                          ----------------------     PAID-IN     ACCUMULATED    TRANSLATION   TREASURY
                           SHARES       AMOUNT       CAPITAL       DEFICIT      ADJUSTMENT      STOCK        TOTAL
                           ------       ------     ----------    -----------    -----------   --------       -----
Balance at December 31,
  1995.................   6,270,886   $1,567,722   $17,559,861   $ (8,527,869)    $40,683            --   $10,640,397
Net income.............          --           --            --      1,522,143          --            --     1,522,143
Exercise of common
  stock options........     181,342       45,335       665,485             --          --            --       710,820
Issuance of common
  stock for product
  licenses.............     123,271       30,818       750,373             --          --            --       781,191
Issuance of common
  stock in private
  placement, net.......   1,400,000      350,000     6,864,946             --          --            --     7,214,946
Exercise of warrants...     800,000      200,000     1,500,000             --          --            --     1,700,000
Foreign currency
  translation gain.....          --           --            --             --         265            --           265
                          ---------   ----------   -----------   ------------     -------     ---------   -----------
Balance at December 31,
  1996.................   8,775,499    2,193,875    27,340,665     (7,005,726)     40,948            --    22,569,762
                          ---------   ----------   -----------   ------------     -------     ---------   -----------
Net loss...............          --           --            --     (8,209,488)         --            --    (8,209,488)
Exercise of common
  stock options........     265,443       66,361       860,755             --          --            --       927,116
Treasury stock
  acquired.............          --           --            --             --          --     $(561,458)     (561,458)
Foreign currency
  translation gain.....          --           --            --             --         574            --           574
                          ---------   ----------   -----------   ------------     -------     ---------   -----------
Balance at December 31,
  1997.................   9,040,942    2,260,236    28,201,420    (15,215,214)     41,522      (561,458)   14,726,506
                          ---------   ----------   -----------   ------------     -------     ---------   -----------
Net loss...............          --           --            --     (8,939,393)         --            --    (8,939,393)
Exercise of common
  stock options........      64,420       16,105       212,152             --          --            --       228,257
Treasury stock
  reissued.............                                 18,553             --          --        31,458        50,011
Foreign currency
  translation gain.....          --           --            --             --         628            --           628
                          ---------   ----------   -----------   ------------     -------     ---------   -----------
Balance at December 31,
  1998.................   9,105,362   $2,276,341   $28,432,125   $(24,154,607)    $42,150     $(530,000)  $ 6,066,009
                          =========   ==========   ===========   ============     =======     =========   ===========

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998            1997            1996
                                                           ----            ----            ----
Cash flows (used in) provided by operations:
Net (loss) income..................................    $ (8,939,393)   $ (8,209,488)   $  1,522,143
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization....................         435,631         450,251         176,924
  Writedown of investment in, and debenture from,
     Romark........................................              --       2,500,000              --
  Provision for Maxaquin product rights
     writedown.....................................              --       4,080,389              --
  Conversion of Anadrol product rights to
     inventory.....................................              --         318,750              --
  Increase in royalty payment......................              --        (120,000)             --
  Provision for losses on accounts receivable......         141,081         (17,992)         (3,610)
  Provision for losses on inventory................         (38,759)        290,740         (43,422)
Change in operating assets and liabilities:
  (Increase) decrease in receivables...............      (2,257,835)        194,888         131,946
  Decrease (increase) in inventories...............         920,891        (492,789)       (813,494)
  Decrease (increase) in prepaid expenses and
     other.........................................         164,939        (298,718)        205,930
  Increase in accounts payable and accrued
     liabilities...................................       2,264,238       1,916,785         639,274
  Increase (decrease) in rebate reserve............       1,678,944        (286,456)        664,558
  (Decrease) increase in due to Roxane
     Laboratories, Inc.............................         (35,663)       (928,173)        564,610
                                                       ------------    ------------    ------------
Net cash flows (used in) provided by operating
  activities.......................................      (5,665,926)       (601,813)      3,044,859
Cash flows provided by (used in) investing
  activities:
  Proceeds on disposition of equipment.............              --           1,880           6,124
  Purchases of equipment...........................        (489,592)       (564,272)       (129,039)
  Purchase of product rights.......................              --      (3,376,000)             --
  Purchase of short-term investments...............     (24,255,859)    (31,794,726)    (48,736,422)
  Sale of short-term investments...................      31,109,226      34,446,789      33,754,281
Investment in and subordinated debenture from
  Romark Laboratories, L.C.........................              --        (224,090)     (1,675,910)
                                                       ------------    ------------    ------------
Net cash provided by (used in) investing
  activities.......................................       6,363,775      (1,510,419)    (16,780,966)
Cash flows (used in) provided by financing
  activities:
  Cash overdraft...................................          99,317              --              --
  Reissuance (purchase) of treasury stock..........          50,011        (561,458)             --
  Proceeds from exercise of stock options..........         228,257         927,116         710,820
  Proceeds from exercise of warrants...............              --              --       1,700,000
Proceeds from issuance of common stock for product
  licenses.........................................              --              --         781,191
  Proceeds from issuance of common stock in private
     placement, net................................              --              --       7,214,946
  Collection of note receivable....................              --              --         132,252
  Repayment of debt................................      (1,521,348)
  Deferred research and development, net...........              --      (1,643,888)        643,888
                                                       ------------    ------------    ------------
Net cash flows (used in) provided by financing
  activities.......................................      (1,143,763)     (1,278,230)     11,183,097
Effect of exchange rate changes on cash............            (455)           (148)             56
                                                       ------------    ------------    ------------
Net change in cash and cash equivalents............        (446,369)     (3,390,610)     (2,552,954)
Cash and cash equivalents at beginning of year.....       1,068,279       4,458,889       7,011,843
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year...........    $    621,910    $  1,068,279    $  4,458,889
                                                       ============    ============    ============
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes..............    $      1,697    $     11,805    $     11,700
Obligation incurred due to product rights
  acquisitions (including imputed interest)........    $         --    $  2,127,836              --

          See accompanying notes to consolidated financial statements

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unimed Pharmaceuticals, Inc. (the "Company" or "Unimed") and its subsidiary conduct business as a single segment to develop and market proprietary ethical pharmaceutical products in specialty medical markets.

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

     (G) REVENUE RECOGNITION

     Revenue is recognized as earned in accordance with specific terms of the respective distribution, royalty and licensing agreement.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     (H) EARNINGS PER SHARE

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

     Diluted earnings per share is computed assuming the conversion of all options and warrants (when dilutive) as of the beginning of the year. The number of common shares issuable assuming conversion is then added to the weighted-average number of common shares outstanding. The incremental shares from assumed conversions of stock options of 794,641 in 1998 are not included in the diluted earnings per share calculation, as they would be anti-dilutive due to the net loss from operations. In addition, options to purchase 1,000,140 shares of common stock, outstanding at December 31, 1998, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

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

     (J) STOCK-BASED COMPENSATION

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123 (see "Note 8 -- Stock Options" in Notes to Consolidated Financial Statements).

     (K) RECLASSIFICATIONS

     Certain amounts for 1997 and 1996 were reclassified to conform to the current year presentation.

     (L) LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED determine if a writedown to market value is required. The adoption did not have a material effect on the Company's financial position or results of operations.

     (M) INTANGIBLE ASSETS

     Intangible assets consist of various product rights. These product rights are being amortized over 5 to 20 years. Amortization is provided on a straight-line basis over the estimated useful lives of the product rights.

     (N) RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." For the year ended December 31, 1998, the Company had no material comprehensive income components.

(2) INVENTORIES

     A summary of inventory components at December 31 follows:

                                                             1998          1997
                                                             ----          ----
Finished products.....................................    $1,058,802    $  847,709
Work in process.......................................       597,050       986,406
Raw materials.........................................     2,112,181     2,854,809
Reserve for obsolescence..............................      (263,261)     (302,020)
                                                          ----------    ----------
                                                          $3,504,772    $4,386,904
                                                          ==========    ==========

(3) EQUIPMENT, LEASEHOLD IMPROVEMENTS AND INTANGIBLE ASSETS

     A summary of equipment and leasehold improvements at December 31 follows:

                                                                            ESTIMATED
                                                  1998          1997       USEFUL LIFE
                                                  ----          ----       -----------
Equipment, furniture and fixtures..........    $2,735,451    $2,347,782    3-10 years
Leasehold improvements.....................       309,998       208,075      10 years
                                               ----------    ----------
                                               $3,045,449    $2,555,857
                                               ==========    ==========

     The Company has purchased and retains title to the majority of the equipment used by The NORAC Company, Inc. (NORAC) to manufacture Marinol(R) (dronabinol). As of December 31, 1998 and 1997, the equipment had a net book value of $333,306 and $327,519, respectively. Depreciation expense for 1998 and 1997 was $305,015 and $266,770, respectively.

     At December 31, 1998 and 1997, intangible assets consisted of product rights ($1,633,694) and the accumulated amortization related to those product rights ($137,961 and $7,345, respectively).

(4) PRODUCT DEVELOPMENT, LICENSING AND OTHER AGREEMENTS

Solvay Duphar

     The Company entered into an agreement in January 1996 with Solvay Duphar of The Netherlands. Unimed licensed the rights to proprietary know-how and manufacturing for the drug SERC (betahistine hydrochloride) in the United States. As part of the agreement, the Company received a $1.4 million payment to help fund product development and for Unimed's product and trademark rights to SERC in Canada,

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(4) PRODUCT DEVELOPMENT, LICENSING AND OTHER AGREEMENTS -- CONTINUED
Australia and South Africa. The Company will buy all requirements of SERC from Solvay Duphar, and will pay a royalty on sales of SERC in the United States, if the drug is approved for marketing.

BioChem Pharma Inc.

     In May 1996, the Company signed a Collaboration Agreement with BioChem Pharma (International) Inc. (subsequently assigned to BioChem Pharma Inc.), under which the Company sublicensed product rights in Canada to Androgel, Andractim, and Cryptaz(TM). During 1998, BioChem Pharma Inc. forfeited its rights to Cryptaz directly to Romark Laboratories, L.C. Successful development of Androgel and/or Andractim may result in additional equity investment and milestone payments from BioChem Pharma Inc. The sublicense fee was $311,000. Concurrently, BioChem Pharma Inc. purchased 50,771 shares of the Company's Common Stock at a cost of $489,000.

Romark Laboratories, L.C.

     In July 1996, the Company acquired an interest-bearing convertible-subordinated debenture from Romark Laboratories, L.C. ("Romark") for $1.5 million. In addition, Unimed held equity in Romark, which was previously valued at $1,000,000.

     During the fourth quarter of 1997, the Company recorded a provision for $2.5 million representing a revaluation of (1) a $1,000,000 equity investment in Romark and (2) the $1.5 million convertible subordinated debenture.

     During the fourth quarter of 1998, the Company transferred its rights to Cryptaz back to Romark for $1,000,000, included in other income. The Company will receive royalty payments on sales of Cryptaz upon FDA approval.

G.D. Searle & Co.

     In February 1997, the Company entered into a long-term exclusive agreement with G.D. Searle & Co. (Searle), a wholly-owned subsidiary of the Monsanto Company, for U.S. marketing and distribution rights to Maxaquin (lomefloxacin), a fluoroquinolone antibiotic. Under the terms of the agreement, the Company will make sales-based distribution fee payments during the term of the agreement. The Company also recorded long and short-term obligations along with imputed interest at 8% on that obligation. As of December 31, 1998, the Company fulfilled its long and short-term obligations, with payments of $1,000,000 made during the year.

     During the fourth quarter of 1997, the Company wrote down the previously capitalized acquisition costs of Maxaquin by $4.1 million.

     Royalties and distribution fees of $226,865 and $3,058,148 were paid to Searle during 1998 and 1997, respectively.

Syntex (USA) Inc.

     In July 1997, the Company acquired from Syntex (USA) Inc. and its affiliated company in Mexico, Syntex S.A de C.V. ("Syntex") all rights to Anadrol (oxymetholone) an orally active anabolic androgenic steroid used to treat anemias, for the U.S., Canada and Mexico. The Company paid Syntex a licensing fee, in three installments: the first installment of $376,000 was paid in 1997 and the remaining two payments totaling $514,471 during 1998. The purchase agreement also calls for Unimed to pay Syntex a 6% royalty on sales of Anadrol.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(5) INCOME TAXES

     The provision for income taxes is comprised of the following:

                          CURRENT                               1998    1997    1996
                          -------                               ----    ----    ----
Federal.....................................................     $--     $--     $--
State.......................................................     --      --      --
Foreign.....................................................     --      --      --
                                                                 --      --      --
  Total.....................................................     $--     $--     $--
                                                                 ==      ==      ==

     Income tax provisions differed from the taxes calculated at the statutory federal rate as follows:

                                                  1998          1997         1996
                                                  ----          ----         ----
Taxes (benefit) at the statutory rate......    $(4,216,560)   $(233,000)   $ 517,400
Utilization of tax loss carryforward.......             --           --     (518,000)
State income taxes.........................             --           --           --
Foreign loss...............................             --           --          600
Valuation allowance........................      4,216,560      233,000           --
                                               -----------    ---------    ---------
  Totals...................................    $        --    $      --    $      --
                                               ===========    =========    =========

     At December 31, 1998, the Company has tax loss carryforwards of approximately $20,292,000 for federal income tax purposes, which expire in the years 2001 through 2012. The Company has available research and development credit carryforwards at December 31, 1998, of approximately $844,000, which expire in the years 2003 through 2012. Management has recorded a 100% valuation allowance against deferred tax assets since future taxable income is not more likely than not.

     The components of deferred taxes are as follows:

                                                           1998           1997
                                                           ----           ----
Deferred tax assets:
  Net operating loss carryforward..................    $  8,117,000    $ 3,900,000
  Research tax credit carryforward.................         844,000        430,000
  Orphan drug credit carryforward..................       1,478,000      1,441,000
  Sales returns and allowances.....................          64,000          8,000
  Inventory reserve................................         105,000        150,000
  Accrued liabilities..............................         402,000         67,000
  Other............................................           9,000          5,000
  Maxaquin write down..............................       1,526,000      1,590,000
  Provision for Romark investment..................               0      1,000,000
  Valuation allowance..............................     (12,357,000)    (8,364,000)
                                                       ------------    -----------
     Total.........................................    $    188,000    $   227,000
                                                       ------------    -----------
Deferred tax liabilities:
  Depreciation.....................................         167,000        168,000
  Other............................................          21,000         59,000
                                                       ------------    -----------
     Total.........................................    $    188,000    $   227,000
                                                       ============    ===========
     Net...........................................    $          0    $         0
                                                       ------------    -----------

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(6) DISTRIBUTION, RESEARCH, ROYALTY AND LICENSING AGREEMENTS

     In February 1986, the Company entered into a distribution agreement with Roxane Laboratories, ("Roxane"), making Roxane the Company's exclusive distributor of Marinol in the United States. The Roxane Marinol agreement sets forth a formula for the royalties paid on net sales of Marinol on an equal basis. Marinol net sales were $10,277,000 (1998), $8,085,000 (1997) and
$7,649,000 (1996). As of December 31, 1998 and 1997, trade receivables included $2,457,910 and $1,537,223, respectively, due from Roxane. Under a separate contract, Roxane agreed to reimburse the Company for half of the external research costs incurred in further clinical development of Marinol. Roxane paid $208,732 (1998), $64,328 (1997) and $27,746 (1996) of these costs, which is netted against research and development expenses.

     In November 1990, the Company entered into an inventory agreement with Roxane, under which Roxane will advance funds at no interest to the Company for the purpose of producing and maintaining a three-year raw material inventory of Marinol. Roxane advances funds to the Company for the Marinol encapsulation process as capsules are produced. Advances are offset as Roxane sells inventory.

     In March 1993, Sanofi Winthrop started to distribute Marinol in Canada. The Sanofi agreement pays a royalty-based commission on net sales of 55% to Sanofi Winthrop and 45% to Unimed.

     The Company has various other licensing, marketing and distribution agreements typical to its business. See Note 4 -- "Product Development, Licensing and Other Agreements" in Notes to Consolidated Financial Statements.

(7) WARRANTS

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

     In August 1995, the Company granted warrants to purchase 72,550 shares of Common Stock to Besins Iscovesco of Paris, France. The warrants were issued at an exercise price of $8.00 per share, with an expiration date of August 11, 2005. As of December 31, 1998, the warrant to purchase 72,550 shares had not been exercised.

     In February 1996, the Company granted warrants to purchase 140,000 shares of Common Stock to Sunrise Securities Corp. The warrants were issued at an exercise price of $7.20 per share, with an expiration date of February 28, 2001. As of December 31, 1998, the warrant to purchase 140,000 shares had not been exercised.

(8) STOCK OPTIONS

     The Company has established certain stock-based compensation plans for the benefit of its officers, directors, employees and consultants. The plans generally include vesting periods of 0 to 4 years and option lives to 10 years. Options are granted with an exercise price that approximates the market price of the Common Stock at the date of grant. For the years ended December 31, 1998 and 1997, the 1998 Long Term Incentive Plan and the 1991 Stock Option Plan were the only plans that granted options.

     (A) 1998 LONG-TERM INCENTIVE PLAN

     The 1998 Long-Term Incentive Plan (the 1998 Plan) was adopted by the Board of Directors and approved by the shareholders in May 1998. An aggregate of 1,000,000 shares of common stock has been

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(8) STOCK OPTIONS -- CONTINUED
reserved for issuance under the 1998 Plan. All employees, including employees who are members of the board of directors, all directors and consultants are eligible to participate in the 1998 Plan. No participant may receive options, restricted stock or performance shares in excess of one-half of the total share reserved for issuance under the 1998 Plan. In no event may any grant or award under the 1998 Plan have a term of more than 10 years from the date of grant.

     (B) 1991 STOCK OPTION PLAN

     The 1991 Stock Option Plan (the 1991 Plan) was amended by the Board of Directors and approved by the stockholders in May 1996. This amendment increased to 1,800,000 the number of shares of Common Stock reserved for issuance under the 1991 Plan, an increase of 800,000 shares of Common Stock reserved for granting stock options to directors, officers, and key employees and consultants of the Company and its subsidiary. Generally, options expire 10 years from the date of grant or 90 days after termination of employment.

     Option activity for the 1998 Plan and the 1991 Plan for the years ended December 31, 1996, 1997 and 1998 was as follows:

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                                             EXERCISE       OPTIONS
                                                                 SHARES        PRICE      EXERCISABLE
                                                                 ------      ---------    -----------
Balance at December 31, 1995................................      904,504      $3.50         45,000
                                                                ---------      -----        -------
Options granted.............................................      155,140       7.43             --
Options exercised...........................................      (43,187)      3.09             --
Options forfeited...........................................      (31,000)      8.24             --
                                                                ---------      -----        -------
Balance at December 31, 1996................................      985,457       4.15         60,000
                                                                ---------      -----        -------
Options granted.............................................    1,112,500       6.38             --
Options exercised...........................................     (184,313)      2.76             --
Options forfeited...........................................     (425,375)      4.94             --
                                                                ---------      -----        -------
Balance at December 31, 1997................................    1,488,269       5.83        425,117
                                                                ---------      -----        -------
Options granted*............................................      751,500       5.60             --
Options exercised...........................................      (31,250)      2.90             --
Options forfeited*..........................................     (692,250)      7.14             --
                                                                ---------      -----        -------
Balance at December 31, 1998................................    1,516,269      $5.25        632,177
                                                                =========      =====        =======

-------------------------
* Includes the forfeiture of 531,500 options granted in November 1997 and the regrant of such options in May 1998.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(8) STOCK OPTIONS -- CONTINUED
     The following table summarizes the status of outstanding stock options as of December 31, 1998:

                                                               OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                                             -----------------------    -----------------------
                                                              WEIGHTED
                                                               AVERAGE
                                                              REMAINING     WEIGHTED                   WEIGHTED
                 RANGE OF                      NUMBER OF     CONTRACTUAL    AVERAGE      NUMBER OF     AVERAGE
                 EXERCISE                       OPTIONS         LIFE        EXERCISE      OPTIONS      EXERCISE
                  PRICES                      OUTSTANDING    (IN YEARS)      PRICE      EXERCISABLE     PRICE
                 --------                     -----------    -----------    --------    -----------    --------
2.75 -- 4.88..............................       340,004         7.0          3.20        230,379        3.14
5.13 -- 6.75..............................     1,065,765         8.7          5.64        342,923        5.64
7.25 -- 8.25..............................       110,500         9.3          7.79         58,875        7.98
                                               ---------         ---          ----        -------        ----
     --     ..............................     1,516,269         8.3          5.25        632,177        4.95
                                               =========         ===          ====        =======        ====

     Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in 1998 and 1997, reported net loss and loss per share would have been reduced as follows:

                                                           1998           1997
                                                           ----           ----
Net loss, as reported...............................    $(8,939,393)   $(8,209,488)
Pro forma net loss..................................    $(9,041,040)   $(8,562,962)
Basic loss per share, as reported...................         $ (.99)         $(.93)
Pro forma basic loss per share, as reported.........         $(1.01)         $(.99)
Dilutive loss per share, as reported................         $ (.99)         $(.93)
Pro forma dilutive loss per share...................         $(1.01)         $(.99)

     For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                                                1998     1997
                                                                ----     ----
Risk-free interest rate.....................................     5.39%    6.20%
Dividend yield..............................................     0.00%    0.00%
Option life (years).........................................      4.6      4.2
Stock price volatility......................................    56.32%   55.82%

     (C) OTHER STOCK OPTIONS

     In November 1986, reflecting employment contracts with certain executives, the Company granted nonqualified options to purchase 220,000 shares of Common Stock. In January 1988, the exercise price of these options was changed to $5.38 from $15.00. In March 1991, the exercise price of those options was changed to $4.36, and the number of options was adjusted to 271,216 shares of Common Stock giving effect to certain antidilution provisions discussed below. In addition, during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. Through December 31, 1998, options to purchase 214,110 shares of Common Stock had been exercised, none had been canceled and options to purchase 57,106 shares of Common Stock were outstanding.

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(8) STOCK OPTIONS -- CONTINUED
     In March 1987, the Company granted to non-officer members of the Board of Directors nonqualified options to purchase an aggregate of 50,000 shares of Common Stock at $8.50 per share. In January 1988, the exercise price of these options was changed to $5.38. During fiscal 1991 and fiscal 1990, the options to purchase 10,000 and 20,000 of these shares, respectively, were canceled. In March 1991, the exercise price of those options remaining was changed to $4.36 and the number of options was adjusted to 24,656 shares of Common Stock, giving effect to certain antidilution provisions discussed below. In addition, during March 1991, the Board of Directors extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1996, 1997 or 1998.

     In November 1989, additional nonqualified options to purchase 20,000 shares of Common Stock at $2.63 per share were granted to non-officer members of the Board. During fiscal 1991, the option to purchase 10,000 of these shares was canceled. In March 1991, the exercise price of the remaining options was changed to $2.35 and the number of options remaining was adjusted to 11,170 shares of Common Stock giving effect to certain antidilution provisions discussed below. In addition, during March 1991, the Board extended the expiration date of the outstanding options to March 1999. There were no exercises or cancellations during 1996, 1997 or 1998.

     In March 1991, the Company granted to employees nonqualified options to purchase 120,000 shares of Common Stock at $3.00 per share. A majority of these options vest over four years. The option price was below the market price at the date of grant, and the Company recognized the pro rata compensation expense representing the difference between the option price and fair market value at the date of grant of approximately $27,000 in 1993. As of December 31, 1998, options to purchase 68,000 shares of Common Stock had been exercised, 51,000 had been canceled and options to purchase 1,000 shares of Common Stock were outstanding.

     In March 1991, the Company granted to past and present members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $3.00 per share for prior years of service. The grant price was below the market price. The Company recognized a compensation expense at the date of grant of $35,000. As of December 31, 1998, all 20,000 options had been exercised.

     In March 1991, the Company granted to non-employee members of the Board nonqualified options to purchase 20,000 shares of Common Stock at $4.75 per share. As of December 31, 1998, options to purchase 5,000 shares of Common Stock had been exercised, none had been canceled and options to purchase 15,000 shares of Common Stock were outstanding.

     In addition, during April, May and October 1991, the Company granted to employees nonqualified options to purchase 26,000 shares of Common Stock with exercise prices ranging from $4.25 to $7.75. As of December 31, 1998, options to purchase 8,750 shares of Common Stock had been exercised, 15,000 had been canceled and options to purchase 2,250 shares of Common Stock were outstanding.

     In August 1992, the Company granted to John Kapoor, Chairman of the Board, nonqualified options to purchase 200,000 shares of Common Stock at $7.75 per share. There were no exercises or cancellations during 1996, 1997 or 1998.

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

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(8) STOCK OPTIONS -- CONTINUED
     There are 273,512 shares of the Company's Common Stock reserved for these arrangements as of December 31, 1998.

(9) RETIREMENT PLAN

     The Company offers a discretionary 401(k) Plan (the Plan) to its employees. Under the Plan, employees may defer income on a tax exempt basis, subject to IRS limitation. All employees are eligible to participate in the Plan. Under the Plan, the Company may make discretionary matching contributions. Company contributions expensed in 1998 and 1997 totaled $138,328 and $78,668, respectively.

(10) COMMITMENTS

     The Company is obligated for rental payments under a noncancellable operating lease relating to an office facility. Real estate taxes, insurance and maintenance expenses generally are Company obligations. Rental expenses charged to operations were approximately $368,000 in 1998, $291,000 in 1997 and $143,000 in 1996. At December 31, 1998, approximate amounts committed for future fiscal years are as follows:

1999........................................................    $379,000
2000........................................................     387,000
2001........................................................     395,000
2002 and beyond.............................................      34,000

     Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     The Company has an agreement with NORAC for NORAC to supply and the Company to purchase THC, the raw material in Marinol, through December 31, 1999. THC is synthesized and purified through a complex and time-consuming process. NORAC is the Company's sole supplier of THC.

     Accrued and other liabilities include commitments of $1,252,500 and $0 as of December 31, 1998 and 1997, respectively, for amounts owed in conjunction with clinical development programs initiated, in progress, and/or completed.

(11) CONTINGENCIES

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

     John N. Kapoor, Unimed's Chairman and a stockholder, is involved in litigation with Fujisawa Pharmaceuticals, Ltd. for failure to disclose FDA violations and breach of fiduciary duties and warranties. If a decision is made in favor of Fujisawa and Fujisawa is awarded the remedy it seeks, Fujisawa may acquire the right to control Dr. Kapoor's shares or rights of Unimed's common stock, which comprise 24% of the Company's common stock. It is anticipated that in the absence of resolution of the matter, a trial would be held in late 1999 or early 2000.

     The Company reimburses the cost of its drugs to qualified patients under the Medicaid reimbursement program. Currently, the Company has requested the administrators of Medicaid reimbursement to evaluate its Medicaid rebate policy as it applies to Anadrol. The Company expects clarification and resolution of this

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

(11) CONTINGENCIES -- CONTINUED
rebate policy in 1999. In 1998 the Company established a provision for the remittance of higher Medicaid rebates for Anadrol, should the rebate policy require the increase.

(12) RELATED PARTIES

     EJ Financial Enterprises, Inc. (EJ) is a healthcare investment and consulting company owned by the Company's chairman, John N. Kapoor, an indirect majority stockholder. The Company and EJ currently have a consulting agreement, which provides for EJ's assistance in the Company's product licensing, development and marketing efforts. Either party upon 30 days prior written notice can cancel the agreement. Expenditures under this agreement totaled approximately $50,000 in 1998, 1997, and 1996, respectively.

(13) SUBSEQUENT EVENT

     In February 1999, Ronald L. Goode, Ph.D. resigned as President/CEO to pursue other business interests. Dr. Robert E. Dudley, the then Senior Vice President, was appointed President/CEO and elected as a director of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Unimed Pharmaceuticals, Inc. and Subsidiary

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

                                   /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 10, 1999

                                                                     SCHEDULE II

                  UNIMED PHARMACEUTICALS, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      ADDITIONS
                                                        BALANCE AT    CHARGED TO                   BALANCE
                                                        BEGINNING     COSTS AND                    AT END
                    DESCRIPTION                         OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
                    -----------                         ----------    ----------    ----------    ---------
Allowance for doubtful accounts and returns:
  1996..............................................     $ 43,000      $  9,436      $ 13,046     $ 39,390
                                                         ========      ========      ========     ========
  1997..............................................     $ 39,390      $      0      $ 17,992     $ 21,398
                                                         ========      ========      ========     ========
  1998..............................................     $ 21,398      $448,253      $307,172     $162,479
                                                         ========      ========      ========     ========
Reserve for inventory obsolescence:
  1996..............................................     $ 54,702      $241,107      $284,529     $ 11,280
                                                         ========      ========      ========     ========
  1997..............................................     $ 11,280      $290,740      $      0     $302,020
                                                         ========      ========      ========     ========
  1998..............................................     $302,020      $151,193      $189,952     $263,261
                                                         ========      ========      ========     ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunder duly authorized.

                                          UNIMED PHARMACEUTICALS, INC.

                                          By:     /s/ ROBERT E. DUDLEY
                                            ------------------------------------
                                                      Robert E. Dudley
                                                    President and Chief
                                                     Executive Officer

March 26, 1999

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

                   NAME                                    CAPACITY(IES)                       DATE
                   ----                                    -------------                       ----

          /s/ DR. JOHN N. KAPOOR              Chairman and Director                       March 29, 1999
------------------------------------------
            Dr. John N. Kapoor

         /s/ DR. ROBERT E. DUDLEY             President and Chief Executive Officer       March 29, 1999
------------------------------------------    and Director
             Robert E. Dudley

            /s/ DAVID E. RIGGS                Senior Vice President, Chief Financial      March 29, 1999
------------------------------------------    Officer, Secretary and Treasurer
              David E. Riggs

           /s/ GILBERT L. DWYER               Director                                    March 29, 1999
------------------------------------------
             Gilbert L. Dwyer

          /s/ JAMES J. LEMPENAU               Director                                    March 29, 1999
------------------------------------------
            James J. Lempenau

            /s/ ROLAND WEISER                 Director                                    March 29, 1999
------------------------------------------
              Roland Weiser

         /s/ DR. RONALD L. GOODE              Director                                    March 29, 1999
------------------------------------------
             Ronald L. Goode

         /s/ DR. MAHENDRA G. SHAH             Director                                    March 29, 1999
------------------------------------------
              Mahendra Shah